Form 10-Q
period 1996-03-31
TECHE HOLDING CO
filed 1996-05-15
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -------------------------------------


                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

                                      Commission file number  0-25538

                              TECHE HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

           Louisiana                                  72-128746
(State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

211 Willow Street, Franklin, Louisiana                               70538
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212

     N/A Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 1996.

             Class                                          Outstanding
$.01 par value common stock                              4,020,500 shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                    Page
                                                                   Number

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
             HOLDING COMPANY

Item 1.  Financial Statements                                           1
Item 2.  Management's Discussion and Analysis of Financial              6
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             10
Item 2.  Changes in Securities                                         10
Item 3.  Defaults upon Senior Securities                               10
Item 4.  Submission of Matters to a Vote of Security Holders           10
Item 5.  Other Materially Important Events                             10
Item 6.  Exhibits and Reports on Form 8-K                              11

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      March 31,           September 30,
                                                                                        1996                  1995*
                                                                                      ---------           -------------
ASSETS                                                                              (unaudited)

Cash and cash equivalents....................................................           $ 7,870               $  6,400
Certificates of deposit......................................................               590                    590
Investment securities available-for-sale, at estimated
  market value (amortized cost of $21,550 and $200)..........................            21,915                    200
Investment securities held-to-maturity (estimated
  market value of $0 and $21,820)............................................                --                 21,299
Mortgage-backed securities available-for-sale, at estimated
  market value (amortized cost of $30,623 and $5,100)........................            31,053                  5,213
Mortgage-backed securities held-to-maturity (estimated market value of
$0 and $23,492)..............................................................                --                 22,910
Loans receivable, net of allowance for loan losses
  of $3,066 and $2,966)......................................................           275,227                257,869
Accrued interest receivable..................................................             1,782                  1,752
Investment in Federal Home Loan Bank stock, at cost..........................             2,755                  2,671
Real estate owned, net.......................................................               116                    253
Prepaid expenses and other assets............................................               456                    560
Premises and equipment, at cost less accumulated depreciation................             4,351                  4,135
                                                                                        -------                -------
      TOTAL ASSETS...........................................................          $346,115               $323,852
                                                                                        =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits.....................................................................          $241,420                233,805
Advances from Federal Home Loan Bank.........................................            42,100                 24,200
Advance payments by borrowers for taxes and insurance........................             1,693                  1,935
Accrued interest payable.....................................................               314                    327
Accounts payable and other liabilities.......................................             1,184                  1,677
                                                                                        -------                -------
      Total liabilities......................................................           286,711                261,944
                                                                                        -------                -------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, authorized 5,000,000 shares;
    none outstanding.........................................................                --                     --
  Common stock $.01 par value; authorized 10,000,000;
    4,093,000 and 4,232,000 issued and outstanding...........................         $      42                $    42
  Additional paid in capital.................................................            41,384                 41,324
  Retained earnings..........................................................            24,379                 23,555
  Unearned Compensation (MSP)................................................            (2,128)                (3,083)
  Unearned ESOP shares.......................................................            (2,917)                    --
  Treasury stock - 138,100 shares............................................            (1,881)                    --
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................               525                     70
                                                                                        -------                -------

      Total stockholders' equity.............................................            59,404                 61,908
                                                                                        -------                -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................          $346,115               $323,852
                                                                                        =======                =======

- ---------------------

* The consolidated balance sheet at September 30, 1995 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.
                                        1

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                               For Three Months                   For the Six Months
                                                                Ended March 31,                     Ended March 31,
                                                          ------------------------           --------------------------
                                                            1996              1995              1996               1995
                                                          ------            ------           -------             ------
INTEREST INCOME
  Interest and fees on loans....................          $5,529            $4,950           $10,823             $9,819
  Interest and dividends on investments.........             451               407               891                916
  Interest on mortgage-backed securities........             471               380               917                540
  Other interest income.........................              29                10                59                 24
                                                           -----             -----            ------             ------
                                                           6,480             5,747            12,690             11,299
                                                           -----             -----            ------             ------
INTEREST EXPENSE:

  Deposits......................................           2,899             2,690             5,818              5,304
  Advances from Federal Home Loan Bank..........             389               475               705                783
                                                           -----             -----             -----              -----
                                                           3,288             3,165             6,523              6,087
                                                           -----             -----             -----              -----
NET INTEREST INCOME.............................           3,192             2,582             6,167              5,212
PROVISION FOR LOAN LOSSES.......................              75                90               150                180
                                                           -----             -----             -----              -----
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.....................           3,117             2,492             6,017              5,032
                                                           -----             -----             -----              -----

NON-INTEREST INCOME:
  Service charges and other.....................             314               225               660                428
  Gain on sale of real estate owned.............               5                29                 6                 30
  Other income..................................              52                28                93                 66
                                                           -----             -----             -----              -----
TOTAL NON-INTEREST INCOME.......................             371               282               759                524
                                                           -----             -----             -----              -----
GAIN (LOSS) ON SALE OF SECURITIES...............               3                --                72               (844)

NON-INTEREST EXPENSE:
  Compensation and employee benefits............           1,072               771             2,079              1,509
  Occupancy expense.............................             354               265               704                509
  Marketing and professional....................             145               127               282                240
  Other operating expenses......................             588               358             1,063                711
                                                           -----             -----             -----              -----
    Total non-interest expense..................           2,159             1,521             4,128              2,969
                                                           -----             -----             -----              -----
INCOME BEFORE INCOME TAXES......................           1,332             1,253             2,720              1,743
INCOME TAXES....................................             453               426               931                573
                                                           -----             -----             -----              -----
NET INCOME......................................          $  879            $  827            $1,789             $1,170
                                                           =====             =====             =====              =====
EARNINGS PER COMMON SHARE.......................          $  .23               N/A            $  .46                N/A
DIVIDENDS DECLARED PER
  COMMON SHARE..................................          $ .125               N/A            $  .25                N/A






See notes to unaudited consolidated financial statements.
                                        2

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       For the Six Months
                                                                                         Ended March 31,
                                                                                      ----------------------
                                                                                      1996              1995
                                                                                    --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  ............................................................          $  1,789          $  1,170
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments                  (364)             (306)
        and mortgage-backed securities....................................
      Provision for loan losses...........................................               150               180
      (Gain) Loss on sale of securities...................................               (72)              844
      Depreciation........................................................               168               117
      Accretion of deferred loan fees and other...........................               (98)             (121)
      Accretion of discounts on loans.....................................              (103)             (186)
      Other items - net...................................................               241              (138)
                                                                                     -------           -------
          Net cash provided by operating activities.......................             1,711             1,560
                                                                                     -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale......................              (160)                -
Purchase of mortgage-backed securities available-for-sale.................            (8,093)                -
Purchase of mortgage-backed securities held-to-maturity...................                 -           (14,946)
Purchase of investment securities held-to-maturity........................              (220)           (7,370)
Proceeds from maturities of investment securities
   held to maturity.......................................................                 -             1,000
Principal repayments on mortgaged-backed securities
   available-for-sale.....................................................             3,747               360
Principal repayments on mortgage-backed securities
   held-to-maturity.......................................................             1,966               536
Loans originated, net of repayments.......................................           (17,417)          (10,672)
Investment in FHLB stock..................................................               (84)             (474)
Proceeds from sale of real estate owned...................................               137                27
Purchase of premises and equipment........................................              (384)             (875)
Loan origination fees received............................................               110               116
Sales of mortgage-backed securities available-for-sale....................                 -             1,406
Sales of investment securities available-for-sale.........................               542            12,282
                                                                                     -------           -------
   Net cash used in investing activities..................................           (19,856)          (18,610)
                                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in deposits................................................             7,615            40,614
  Net increase (decrease) in FHLB advances................................            17,900           (23,800)
  Net decrease in advance payments by borrowers for
    taxes and insurance...................................................              (242)             (182)
  Dividends paid..........................................................            (1,452)                -
  Repurchase of common stock for MSP......................................            (2,325)                -
  Purchase of common stock for treasury...................................            (1,881)                -
                                                                                     -------           -------
      Net cash provided by financing activities...........................            19,615            16,632
                                                                                     -------           -------

NET INCREASE (DECREASE) IN CASH...........................................             1,470              (418)
                                                                                     -------           -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................             6,400             6,604
                                                                                     -------           -------
CASH AND CASH EQUIVALENTS, END OF YEAR....................................          $  7,870          $  6,186
                                                                                     =======           =======



See notes to unaudited consolidated financial statements.
                                        3

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 1996 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Corporation on April 17, 1995. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - CONVERSION FROM MUTUAL SAVINGS BANK TO STOCK SAVINGS BANK AND FORMATION OF SAVINGS AND LOAN HOLDING COMPANY

         On April 17, 1995, the Bank consummated its conversion from a federally chartered mutual savings bank to a stock savings bank pursuant to a Plan of Conversion (the "Conversion") via the issuance of common stock. In connection with the Conversion, the Corporation sold 4,232,000 shares of common stock which, after giving effect to offering expenses of $1.0 million and 332,000 shares issued to the Bank's Employee Stock Ownership Plan ("ESOP"), resulted in net proceeds of $38.0 million. Pursuant to the Conversion, the Bank transferred all of its outstanding shares to a newly organized holding company, Teche Holding Company, in exchange for 50% of the net proceeds.

         Upon consummation of the Conversion, the preexisting liquidation rights of the depositors of the Bank were unchanged. Specifically, such rights were retained and will be accounted for by the Bank for the benefit of such depositors in proportion to their liquidation interests as of the Eligibility Record Date.

NOTE 4 - EARNINGS PER SHARE

         Earnings per share for the three and six month periods ended March 31, 1996 are calculated by dividing the net earnings for the periods by the average shares outstanding of 3,884,000 shares for the three months ended March 31, 1996 and 3,906,000 shares for the six months ended March 31, 1996.

NOTE 5 - SECURITIES RECLASSIFICATION

         On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued implementation guidance with respect to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This guidance allowed a company to reassess its designation of securities as held-to-maturity and, if deemed appropriate, make a one time reclassification of held-to-maturity securities between November 15, 1995 and December 31, 1995. During this period, the Bank reclassified mortgage-backed and investment securities with an amortized cost of $42.0 million and a net unrealized gain of $1,018,000 ($672,000 net of income taxes) from securities held-to-maturity to securities available-for-sale.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         Effective October 1, 1995, the Bank adopted FASB Statement Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The provision of these statements are applicable to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. Additionally, such provisions apply to all loans that are renegotiated in troubled debt restructurings involving a modification of terms.

         Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

         A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined by the Bank as up to ninety days, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.


         The adoption of Statement Nos. 114 and 118 did not have a material adverse impact on financial condition or operations.

         Payments received on impaired loans are applied first to interest receivable and then to principal.

         The FASB has recently issued Statement No. 123 "Accounting for Stock-Based Compensation" which the Company must adopt in its year ended September 30, 1997 with earlier adoption permitted. Management is currently studying the requirements of the Statement but does not currently anticipate adopting this Statement prior to fiscal year 1997.

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Total assets increased to $346.1 million at March 31, 1996, from $323.9 million at September 30, 1995, reflecting increases in loans, investments and deposits.

         Total loans increased $17.4 million due primarily to loan originations in excess of repayments.

         Investment securities and mortgage backed securities available for sale increased $47.5 million due to the Company reclassifying all of its mortgage-backed and investment securities with an amortized cost of $42.0 million from held to maturity to available-for-sale. See Note 5 to the Financial Statements. Furthermore, the Company utilized excess liquidity to purchase additional available-for-sale securities.

         Investment and mortgage-backed securities decreased $49.2 million principally due the Company reclassifying such securities as discussed above.

         Deposits increased $7.6 million due to increases in demand deposits and certificates of deposit.

         Advances from the Federal Home Loan Bank ("FHLB") increased $17.9 million due to additional funding needed for increased loan originations.

         Total stockholders' equity decreased $2.5 million due to stock repurchases pursuant to a stock repurchase plan coupled with purchases of shares of the Company's common stock by the Company for a stock compensation plan adopted by the shareholders at a special meeting in October, 1995. Such decrease was offset somewhat by earnings during the first six months of fiscal 1995.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned. During the periods indicated, the Company had no restructured loans within the meaning of SFAS No. 15.


                                                            At                     At
                                                      March 31, 1996       September 30, 1995
                                                      --------------       ------------------
                                                          (Dollars in Thousands)

Total non-performing loans...................              $ 729                   $  661
Real estate owned............................                116                      253
                                                            ----                      ---
Total non-performing assets..................              $ 845                    $ 914
                                                            ====                     ====
Total non-performing loans to net loans......                .26%                     .26%
                                                            ====                     ====

Total non-performing loans to total assets...                .21%                     .20%
                                                            ====                     ====
Total non-performing assets to total assets..                .24%                     .28%
                                                            ====                     ====
Allowance for credit losses to
  nonperforming assets.......................              362.8%                   324.5%
                                                           =====                    =====


         During the six months ended March 31, 1996, non-performing assets decreased by $69,000. The decrease was primarily due to the sale of real estate owned, offset somewhat by an increase in nonperforming loans.

Comparison of Earnings for the Three and Six Months Ended March 31, 1996 and
1995

         Net Income. Net income for the three and six months ended March 31, 1996 increased $52,000 or 6.3% and $619,000 or 52.9%, respectively, over the same periods ended March 31, 1995. The increase during the three month period was due primarily to an increase in net interest income offset somewhat by an increase in total non-interest expenses. The increase over the prior six month period ended March 31, 1995 was due primarily to a loss of $844,000 on the sale of securities during the quarter ended December 31, 1994 which was not present in the first six months of fiscal 1995.

         Total Interest Income. Interest Income increased $73,000 or 12.8% and $1,391,000 or 12.3% during the three and six month periods, respectively, due to an increase in both the average balances of the loan and mortgage-backed securities portfolios due to the investment of proceeds from the Conversion and increased loan demand.

         Total Interest Expense. Interest expense increased $123,000 or 3.9% and $436,000 or 7.2% during the three and six month periods, respectively, primarily to an increase in the cost of deposits due to an increase in market interest rates and the Bank emphasizing longer term deposit products. Such increases were offset somewhat by a decrease in interest paid on advances from the FHLB.

         Net Interest Income. Net interest income increased $610,000 or 23.6% and $955,000 or 18.3% for the three and six month periods ending March 31, 1996, respectively, as compared to the same periods ended March 31, 1995. These increases were the result of total interest income increasing more rapidly than total interest expense due to the factors mentioned earlier.

         Provision for Loan Losses. The provision for loan losses remained relatively stable, decreasing $15,000 and $30,000, respectively, due to the leveling of nonperforming loans.

         Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb possible losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses.

         Management's judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral.

         Non-interest Income. Non-interest income increased by $89,000 and $235,000 during the three and nine month periods ending March 31, 1996, respectively, as compared to the three and six month periods ending March 31, 1995. These increases were due primarily to the increase in service fee income associated with increased demand account volume.

         Non-interest Expense. Non-interest expense increased $638,000 and $1,159,000, respectively, due to increased compensation costs and new products offered by the Bank and the continued expansion of office facilities. Expenses increased as a result of increased costs of being a public company and higher compensation expense, including the cost of stock benefit plans (costing $226,000 and $418,000 for the three and six months ended March 31, 1996, respectively) adopted in connection with the Bank's mutual to stock conversion. The Company became subject to the Louisiana "Share Tax" beginning January 1, 1996, and accrued approximately $150,000 through March 31, 1996. Both the shares tax and the stock compensation plans were not present during the three months ended March 31, 1995 as the Bank had not yet completed the Conversion.

         Gain (Loss) on Sale of Securities. The Company recognized gains of $3,000 and $72,000 in the sale of securities during the three and six months ended March 31, 1996, respectively, compared to no activity during the three months ended March 31, 1995 and a loss of $844,000 during the six months ended March 31, 1995 due to the sale of $14.5 million of its "available for sale" portfolio.

     Income Tax Expense. Income tax expense increased due to an increase in income before income taxes during the periods.

                         LIQUIDITY AND CAPITAL RESOURCES

         Under current Office of Thrift Supervision ("OTS") regulations, the Bank must have core capital equal to 3% of total assets and risk-based capital equal to 8% of risk-weighted assets, of which 1.5% must be tangible capital, excluding goodwill. In measuring the Bank's compliance with its regulatory capital requirements, the Bank must deduct from its regulatory capital calculation investments in, and advances to subsidiaries engaged in activities not permissible for national banks. The Bank has no such subsidiaries. The OTS has proposed amending its regulations in such a manner that would increase the core capital requirements for most thrift institutions from 3% to 4% or 5%, depending upon the institutions financial condition and other factors. Although the final form of the regulation cannot be foreseen, if adopted as proposed, the Bank would expect its core capital requirements to increase to at least 4%.

On March 31, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                                           Amount       Percent
                                                                           ------       -------
                                                                       (In thousands)

Tangible capital..............................................         $  41,586          12.0%
Tangible capital requirement..................................             5,163           1.5
                                                                       ---------       -------
Excess over requirement.......................................         $  36,423          10.5%
                                                                       =========       =======

Core capital..................................................         $  41,586          12.0%
Core capital requirement......................................            10,326           3.0
                                                                       ---------       -------
Excess over requirement.......................................         $  31,260           9.0%
                                                                       =========       =======

Risk based capital............................................         $  43,448          24.5%
Risk based capital requirement................................            14,152           8.0
                                                                       ---------       -------
Excess over requirement.......................................         $  29,296          16.5%
                                                                       =========       =======


         Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally but has, in the past, borrowed funds from the Federal Home Loan Bank of Dallas. As of March 31, 1996, such borrowed funds totaled $42.1 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements. Furthermore, from time to time, the Bank utilizes FHLB advances to the extent necessary to maintain its liquidity.

Additional Key Operating Ratios


                                           At or For the Three Months Ended     At or For the Six Months Ended
                                                       March 31,                            March 31,
                                           --------------------------------     ------------------------------
                                              1996(1)           1995(1)                1996 (1)       1995
                                             --------          --------              ----------    -------
                                                                   (Dollars in Thousands)
                                                                        (Unaudited)

Return on average assets................         1.05%             1.11%            1.08%             0.80%

Return on average equity................         5.81%            15.11%            5.86%            10.87%

Average Interest rate spread............         3.09%             3.27%            2.97%             3.35%

Average Net interest margin.............         3.91%             3.54%            3.81%             3.61%

Tangible book value per share...........       $14.51 (4)           N/A (2)       $14.63 (2)           N/A (2)

Earnings per common share(3)............        $ .23               N/A (2)        $ .46               N/A (2)

- ----------------
(1)  The ratios for the three-month period are annualized.

(2) There were no shares outstanding prior to the completion of the Company's initial public offering on April 17, 1995.

(3) Earnings per share are not annualized. The average number of shares outstanding during the three months and six months ended March 31, 1996 was $3,884,000 and 3,906,000.

(4) The number of shares issued and outstanding as of March 31, 1996, was 4,093,900.

                                       TECHE HOLDING COMPANY AND SUBSIDIARY

                                                      PART II

ITEM 1.  LEGAL PROCEEDINGS

                  Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.  CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of stockholders of the Corporation was held on January 25, 1995, and the following items were presented:

                  Election of Directors W. Ross Little, Mary Coon Biggs, and Thomas F. Kramer for terms of three years ending in 1999.
                  W. Ross Little received 3,294,319 votes and 3,450 votes were withheld. Mary Coon Biggs received 3,294 votes and 3,275 votes were withheld. Thomas F. Kramer received 3,294,344 votes and 3,425 votes were withheld.

                  Ratification of the appointment of Deloitte & Touche LLP as the Corporation's auditors for the 1996 fiscal year. Deloitte & Touche LLP was ratified as the Corporation's auditors with 3,249,064 votes for, 300 votes against, and 7,225 abstentions.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

                  Potential One-Time Assessment. Currently, the Bank pays an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") equal to .23% of its total deposits. In August, 1995, the FDIC announced that it will lower the insurance premium for members of the Bank Insurance Fund ("BIF"), primarily commercial banks, to a range of between 0.04% and 0.31% of deposits, with the result that most commercial banks will pay the lowest rate of 0.04%. This reduction in insurance premiums for BIF members could place Savings Association Insurance Fund ("SAIF") members, primarily savings associations, such as the Bank, at a material competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of the Bank in future periods.

                  The disparity in insurance premiums between those required for the Bank and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and put competitive pressure on the Bank to raise its interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits.

                  Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Administration. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of up to 85 basis points on the amount of deposits held by the member institution to
                  recapitalize   the  SAIF.  If  this  proposal  is  enacted  by
                  Congress, the effect would be to immediately reduce the capital of the SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to amortize the expense of the fee over a period of years. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits

                          None.

                  (b)     Reports on Form 8-K

                          None.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TECHE HOLDING COMPANY

Date: May 15, 1996           By:  /s/ Patrick O. Little, Jr.
                                 ---------------------------
                                  Patrick O. Little, Jr.
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 15, 1996           By:  /s/ J. L. Chauvin
                                 ------------------
                                  J. L. Chauvin
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Officer)