Form 10-Q
period 1996-06-30
TECHE HOLDING CO
filed 1996-08-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to _____________________

                    Commission file number     1-25538

                              TECHE HOLDING COMPANY
            (Exact name of registrant as specified in its charter)

           Louisiana                                  72-128746
(State or other jurisdiction                        (I.R.S. employer
of incorporation or organization)               identification number)

211 Willow Street, Franklin, Louisiana                      70538
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212

                                       N/A

              Former name, former address and former fiscal year,
                         if changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes X          No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 5, 1996.

           Class                                                Outstanding
$.01 par value common stock                                  3,819,000 shares

                             TECHE HOLDING COMPANY
                                   FORM 10-Q

                      FOR THE QUARTER ENDED June 30, 1996

                                     INDEX

                                                                         Page

                                                                        Number

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
          HOLDING COMPANY

Item 1.     Financial Statements                                             1
Item 2.     Management's Discussion and Analysis of Financial                6
            Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               11
Item 2.     Changes in Securities                                           11
Item 3.     Defaults upon Senior Securities                                 11
Item 4.     Submission of Matters to a Vote of Security Holders             11
Item 5.     Other Materially Important Events                               11
Item 6.     Exhibits and Reports on Form 8-K                                12

SIGNATURES


                             TECHE HOLDING COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                            June 30,  September 30,
                                                                              1996        1995*
                                                                           ---------  ------------
                                                                           (unaudited)
ASSETS
Cash and cash equivalents ............................................   $   8,366    $   6,400
Certificates of deposit ..............................................         620          590
Investment securities available-for-sale, at estimated
  market value (amortized cost of $18,605 and $200) ..................      18,833          200
Investment securities held-to-maturity (estimated
  market value of $0 and $21,820) ....................................          --       21,299
Mortgage-backed securities available-for-sale, at estimated
  market value (amortized cost of $33,307 and $5,100) ................      33,549        5,213
Mortgage-backed securities held-to-maturity (estimated market value of
  $0 and $23,492) ....................................................          --       22,910
Loans receivable, net of allowance for loan losses
  of $3,127 and $2,966) ..............................................     298,855      257,869
Accrued interest receivable ..........................................       1,890        1,752
Investment in Federal Home Loan Bank stock, at cost ..................       3,418        2,671
Real estate owned, net ...............................................         121          253
Prepaid expenses and other assets ....................................         616          560
Premises and equipment, at cost less accumulated depreciation.........       4,454        4,135
                                                                           -------      -------
      TOTAL ASSETS ...................................................   $ 370,722    $ 323,852
                                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .............................................................   $ 242,460      233,805
Advances from Federal Home Loan Bank .................................      67,536       24,200
Advance payments by borrowers for taxes and insurance ................       1,772        1,935
Accrued interest payable .............................................         328          327
Accounts payable and other liabilities ...............................       1,648        1,677
                                                                           -------      -------
      Total liabilities ..............................................     313,744      261,944
                                                                           -------      -------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, authorized 5,000,000 shares;
    none outstanding .................................................          --           --
  Common stock $.01 par value; authorized 10,000,000;
    3,871,000 and 4,232,000 issued and outstanding ...................   $      42    $      42
  Additional paid in capital .........................................      41,413       41,324
  Retained earnings ..................................................      24,914       23,555
  Unearned Compensation (MSP) ........................................      (2,014)          --
  Unearned ESOP shares ...............................................      (2,834)      (3,083)
  Treasury stock - 361,000 ...........................................      (4,853)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes ............................................         310           70
                                                                           -------      -------

      Total stockholders' equity .....................................      56,978       61,908
                                                                           -------      -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       CAPITAL .......................................................   $ 370,722    $ 323,852
                                                                           =======      =======

- - ---------------------
* The consolidated balance sheet at September 30, 1995 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.
                                      1



                             TECHE HOLDING COMPANY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                               For Three Months   For the Nine Months
                                               Ended June 30,        Ended June 30,
                                              -----------------   -------------------
                                               1996       1995     1996         1995
                                              ------     ------   ------       ------

INTEREST INCOME

  Interest and fees on loans ...........   $  5,764   $  5,107   $ 16,587   $ 14,858
  Interest and dividends on investments         413        435      1,304      1,376
  Interest on mortgage-backed securities        559        377      1,476        918
  Other interest income ................         44         24        103         63
                                              -----      -----     ------     ------
      TOTAL INTEREST INCOME ............      6,780      5,943     19,470     17,215
                                              -----      -----     ------     ------
INTEREST EXPENSE:
  Deposits .............................      2,876      2,816      8,694      8,119
  Advances from Federal Home Loan Bank .        706         75      1,411        858
                                              -----      -----     ------     ------
      TOTAL INTEREST EXPENSE ...........      3,582      2,891     10,105      8,977
                                              -----      -----     ------     ------
NET INTEREST INCOME ....................      3,198      3,052      9,365      8,238
PROVISION FOR LOAN LOSSES ..............         75         90        225        270
                                              -----      -----     ------     ------
NET INTEREST INCOME AFTER

  PROVISION FOR LOAN LOSSES ............      3,123      2,962      9,140      7,968
                                              -----      -----     ------     ------


NON-INTEREST INCOME:

  Service charges and other ............        398        249      1,058        648
  Gain on sale of real estate owned ....          4          5         10         35
  Other income .........................        215         70        308        134
                                              -----      -----     ------     ------
TOTAL NON-INTEREST INCOME ..............        617        324      1,376        817
                                              -----      -----     ------     ------
GAIN (LOSS) ON SALE OF SECURITIES ......         15         --         87       (844)
                                              -----      -----     ------     ------

NON-INTEREST EXPENSE:

  Compensation and employee benefits ...      1,088        833      3,167      2,315
  Occupancy expense ....................        359        294      1,063        804
  Marketing and professional ...........        152        124        434        365
  Other operating expenses .............        641        392      1,704      1,071
                                              -----      -----     ------     ------
    Total non-interest expense .........      2,240      1,643      6,368      4,555
                                              -----      -----     ------     ------
INCOME BEFORE INCOME TAXES .............      1,515      1,643      4,235      3,386
INCOME TAXES ...........................        525        577      1,455      1,150
                                              -----      -----     ------     ------
NET INCOME .............................   $    990   $  1,066   $  2,780   $  2,236
                                              =====      =====     ======     ======
EARNINGS PER COMMON SHARE ..............   $    .27   $    .23   $    .72   $    .23
                                              =====      =====     ======     ======
DIVIDENDS DECLARED PER

  COMMON SHARE .........................   $   .125   $   .125   $   .375   $   .125
                                              =====      =====     ======     ======





See notes to unaudited consolidated financial statements.
                                      2




                             TECHE HOLDING COMPANY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                           For the Nine Months
                                                                              Ended June 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income .........................................................   $  2,780    $  2,236
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................       (521)       (574)
      Provision for loan losses ......................................        225         270
      (Gain) Loss on sale of securities ..............................        (87)        844
      Depreciation ...................................................        261         180
      Accretion of deferred loan fees and other ......................       (158)       (166)
      Accretion of discounts on loans ................................       (130)       (215)
      Other items - net ..............................................        575         431
                                                                          -------     -------
          Net cash provided by operating activities ..................      2,945       3,006
                                                                          -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities available for sale .................       (648)         --
Purchase of mortgage-backed securities available-for-sale.............    (12,075)         --
Purchase of mortgage-backed securities held-to-maturity ..............         --     (18,327)
Purchase of investment securities held-to-maturity ...................         --      (7,370)
Proceeds from maturities of investment securities
   available-for-sale ................................................      3,000          --
Proceeds from maturities of investment securities
   held to maturity ..................................................         --       1,000
Principal repayments on mortgaged-backed securities
   available-for-sale ................................................      5,004         362
Principal repayments on mortgage-backed securities
   held-to-maturity ..................................................      1,966         893
Loans originated, net of repayments ..................................    (40,923)    (15,831)
Investment in FHLB stock .............................................       (747)       (717)
Proceeds from sale of real estate owned ..............................        340          35
Purchase of premises and equipment ...................................       (580)     (1,212)
Sales of mortgage-backed securities available-for-sale ...............         --       1,406
Sales of investment securities available-for-sale ....................        935      12,282
                                                                          -------     -------
   Net cash used in investing activities .............................    (43,728)    (27,479)
                                                                          -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from public offering ..................................         --      37,961
  Net increase (decrease) in deposits ................................      8,655      (3,430)
  Net increase (decrease) in FHLB advances ...........................     43,336      (9,600)
  Net decrease in advance payments by borrowers for
    taxes and insurance ..............................................       (163)        (28)
  Dividends paid .....................................................     (1,906)         --
  Repurchase of common stock for MSP .................................     (2,320)         --
  Purchase of common stock for treasury ..............................     (4,853)         --
                                                                          -------     -------
      Net cash provided by financing activities ......................     42,749      24,903
                                                                          -------     -------
                                                                            1,966         430
NET INCREASE (DECREASE) IN CASH

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................      6,400       6,604
                                                                          -------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR ...............................   $  8,366    $  7,034
                                                                          =======     =======

See notes to unaudited consolidated financial statements.
                                               3

                             TECHE HOLDING COMPANY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of and for the three and nine month periods ended June 30, 1996 and 1995 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of the Corporation on April 17, 1995. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

NOTE 4 - EARNINGS PER SHARE

      Earnings per share for the three and nine month periods ended June 30, 1996 are calculated by dividing the net earnings for the periods by the average shares outstanding of 3,720,000 shares for the three months ended June 30, 1996 and 3,844,000 shares for the nine months ended June 30, 1996. Earnings per share for the three and nine months ended June 30, 1995 are calculated by dividing net earnings from April 17, 1995 (date of conversion) to June 30, 1995 by the average shares outstanding that same period of 3,906,000 shares.

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

                             TECHE HOLDING COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Total assets increased to $370.7 million at June 30, 1996, from $323.9 million at September 30, 1995, reflecting increases in loans, savings and borrowings.

      Total loans increased $41 million due primarily to loan originations in excess of repayments.

      Investment securities and mortgage backed securities available for sale increased $47.0 million primarily due to the Company reclassifying all of its mortgage-backed and investment securities with an amortized cost of $42.0 million from held to maturity to available-for-sale. See Note 5 to the Unaudited Consolidated Financial Statements. Furthermore, the Company utilized excess liquidity to purchase additional available-for-sale securities.

      Investment and mortgage-backed securities held to maturity decreased $44.2 million principally due the Company reclassifying such securities as discussed above.

      Deposits increased $8.7 million due to increases in demand deposits and certificates of deposit.

      Advances from the Federal Home Loan Bank ("FHLB") increased $43.3 million due to additional funding needed for increased loan originations and stock repurchases.

      Total stockholders' equity decreased $4.9 million due to stock repurchases pursuant to a stock repurchase plan coupled with purchases of shares of the Company's common stock by the Company for a stock compensation plan adopted by the shareholders at a special meeting in October, 1995. Such repurchases were offset somewhat by earnings during the first nine months of fiscal 1996.

Non-performing Assets

      The following table sets forth information regarding non-performing loans and real estate owned. During the periods indicated, the Company had no restructured loans within the meaning of SFAS No. 15.

                                                   At                At
                                              June 30, 1996   September 30, 1996
                                              ------------    -----------------
                                                   (Dollars in Thousands)

Total non-performing loans .................   $  444              $  661
Real estate owned ..........................      121                 253
                                                -----               -----
Total non-performing assets ................   $  565              $  914
                                                =====               =====
Total non-performing loans to net loans.....       15%                .26%
                                                =====               =====

Total non-performing loans to total assets..       12%                .20%
                                                =====               =====
Total non-performing assets to total assets.       15%                .28%
                                                =====               =====
Allowance for credit losses to
  nonperforming assets .....................    553.5%              324.5%
                                                =====              =====

      During the nine months ended June 30, 1996, non-performing assets decreased by $349,000. The decrease was primarily due to the sale of real estate owned combined with a decrease in nonperforming loans.

Comparison  of Earnings  for the Three and Nine Months  Ended June 30, 1996 and
1995

      Net Income. Net income for the three months ended June 30, 1996 decreased $76,000 or 7.1% over the same period ended June 30, 1995. Net income for the nine month period ended June 30, 1996 was $2.8 million, an increase of $544,000 or 24.3% above the same period ending June 30, 1995. The decrease during the third quarter of fiscal 1996 was primarily due to an increase in total non-interest expenses offset somewhat by an increase in net interest income. The increase over the prior nine month period ended June 30, 1995 was due primarily to a loss of $844,000 on the sale of securities during the quarter ended December 31, 1994 which was not present in the first nine months of fiscal 1995, coupled with a gain on the sale of an unused office site in fiscal 1996.

      Total Interest Income. Interest income increased $837,000 or 14.1% and $2.3 million or 13.1% during the three and nine month periods, respectively, due to an increase in both the average balances of the loan and mortgage-backed securities portfolios due to the investment of proceeds from the Conversion and increased loan demand.

      Total Interest Expense. Interest expense increased $691,000 or 23.9% and $1.1 million or 12.6% during the three and nine month periods, respectively, primarily to an increase in the cost of deposits due to an increase in market interest rates and the Bank emphasizing longer term deposit products as well as increases in the average balance of advances from the FHLB. Advances tend to have higher rates of interest than traditional deposit products.

      Net Interest Income. Net interest income increased $146,000 or 4.8% and $1.1 million or 13.7% for the three and nine month periods ending June 30, 1996, respectively, as compared to the same periods ended June 30, 1995. These increases were the result of total interest income increasing more rapidly than total interest expense due to the factors mentioned earlier, despite decreases in the average interest rate spread and margin during these periods.

      Provision for Loan Losses. The provision for loan losses remained relatively stable, decreasing $15,000 and $45,000, respectively, due to the leveling of nonperforming loans.

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

      Non-interest Income. Non-interest income increased by $293,000 and $559,000 during the three and nine month periods ending June 30, 1996, respectively, as compared to the three and nine month periods ending June 30, 1995. These increases were due primarily to the increase in service fee income associated with increased demand account volume and the continued expansion of office facilities. Other income for the three and nine month periods ended June 30, 1996 included a gain on the sale of an unused office building site in the amount of $149,000 ($98,000 net of taxes) which was not present in 1995.

      Non-interest Expense. Non-interest expense increased $597,000 and $1,813,000, respectively, due to increased compensation costs and new products offered by the Bank and the continued expansion of office facilities. Expenses increased as a result of increased costs of being a public company and higher compensation expense, including the cost of stock benefit plans (costing $224,000 and $644,000 for the three and nine months ended June 30, 1996, respectively) adopted in connection with the Bank's mutual to stock conversion. The Company became subject to the Louisiana "Share Tax" beginning January 1, 1996, and accrued approximately $290,000 through June 30, 1996. Both the shares tax and the stock compensation plans were not present during the three months ended June 30, 1995 as the Bank had not yet completed the Conversion.

      Gain (Loss) on Sale of Securities. The Company recognized gains of $15,000 and $87,000 on the sale of securities during the three and nine months ended June 30, 1996, respectively, compared to no activity during the three months ended June 30, 1995 and a loss of $844,000 during the nine months ended June 30, 1995 due to the sale of $14.5 million of its "available for sale" portfolio in December 1994.

      Income Tax Expense. Income tax expense remained relatively constant as a percentage of income before income taxes during each of the periods.

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

On June 30, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:

                                        Amount             Percent
                                       --------            -------
                                          (Dollars in thousands)


Tangible capital...............        $42,709              11.5%
Tangible capital requirement...          5,544               1.5
                                        ------              ----
Excess over requirement........        $37,165              10.1%
                                        ======              ====

Core capital...................         42,709              11.5%
Core capital requirement.......         11,088               3.0
                                        ------              ----
Excess over requirement........        $31,621               8.5%
                                        ======              ====

Risk based capital.............        $44,857              22.7%
Risk based capital requirement.         15,787               8.0
                                        ------              ----
Excess over requirement........        $29,070              14.7%
                                        ======              ====


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

      The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank historically has been able to fund its operations internally but has, recently, borrowed funds from the Federal Home Loan Bank of Dallas. As of June 30, 1996, such borrowed funds totaled $67.5 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Impact of Inflation

      The consolidated financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Additional Key Operating Ratios

                                             At or For the Three   At or For the Nine Months
                                                Months Ended                Ended
                                                  June 30,                 June 30,
                                             --------------------  -------------------------
                                              1996(1)     1995(1)     1996(1)       1995
                                             ---------  ---------  -----------   -----------

                                                (Unaudited)

Return on average assets ..............        1.11%       1.39%       1.08%       1.00%(2)
Return on average equity ..............        6.81%       9.11%       6.17%       8.40%(2)
Average interest rate spread ..........        2.93%       3.51%       2.95%       3.34%
Average net interest margin ...........        3.68%       4.09%       3.75%       3.77%
Tangible book value per share..........      $14.72(3)   $14.43(4)   $14.72(3)   $14.43(4)


- - ----------------
(1)   The ratios for the three- and nine-month periods are annualized.
(2) Includes effect of $844,000 loss on sale of securities. The Company's return on average assets and equity before the loss would have been 1.25% and 10.49%, respectively.
(3) The number of shares issued and outstanding as of June 30, 1996, was 3,871,000.
(4) The number of shares issued and outstanding as of June 30, 1995, was 4,232,000.

                     TECHE HOLDING COMPANY AND SUBSIDIARY

                                    PART II

ITEM 1.     LEGAL PROCEEDINGS

            Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

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

            Recent Legislation - Recapture of Post-1987 Bad-Debt Reserves. On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. At June 30, 1996, the Bank had approximately $2.6 million of post 1987 bad-debt reserves for which deferred income taxes have been provided. Any recapture of the
            Bank's bad-debt reserves may, but is not expected to, have an adverse effect on net income. The Bank is currently evaluating this legislation to determine the effect on the Bank's financial condition.

            Stock Repurchase Program. On August 7, 1996, the Company announced that it had received the necessary approvals from the OTS to repurchase up to 10% of the Company's common stock. It is anticipated that the Company will purchase up to 381,945 shares of its common stock in open market transactions from time to time during the next 12 months.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K

                  On May 3, 1996, the Corporation filed a current report on Form 8-K with the Commission announcing that it had received non-objection from the OTS to purchase up to 5% or 201,025 shares of the Corporation's common stock.

                    TECHE HOLDING COMPANY AND SUBSIDIARIES

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TECHE HOLDING COMPANY

Date: August 14, 1996               By:  /s/ Patrick O. Little, Jr.
                                         Patrick O. Little, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date: August 14, 1996               By:  /s/ J. L. Chauvin
                                         J. L. Chauvin
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Officer)