Form 10-K405
period 1996-09-30
TECHE HOLDING CO
filed 1996-12-30
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended        September 30, 1996
                          -------------------------------------

                                     - or -

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -----------------------

Commission Number:  0-25538


                              TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            Louisiana                                     72-128746
---------------------------------------------        -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
  or organization)                                   Identification No.)


211 Willow Street                                          70538
----------------------------------------                  --------
Address of principal executive offices)                   Zip Code


Registrant's telephone number, including area code:   (318) 828-3212
                                                      --------------


Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class         Name of Each Exchange on which Registered
        -------------------         -----------------------------------------

      Common Stock, par value               American Stock Exchange
          $.01 per share

Securities registered pursuant to Section 12(g) of the Act:      None
                                                             ------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              ----      ----

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange, Inc., on December 18, 1996, was $37.5 million (2,778,310 shares at $13.50 per share).

        As of December 18, 1996 there were issued and outstanding 3,437,530 shares of the Registrant's Common Stock. DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  1996  Annual   Meeting  of
     Stockholders. (Part III)

                                             INDEX

PART I                                                                                       Page

Item 1.   Business.........................................................................     1

Item 2.   Properties.......................................................................    33

Item 3.   Legal Proceedings................................................................    34

Item 4.   Submission of Matters to a Vote of Security-Holders..............................    34

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............    34

Item 6.   Selected Financial Data..........................................................    34

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................    34

Item 8.   Financial Statements and Supplementary Data......................................    34

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
            Disclosure......................................................................   34

PART III

Item 10.  Directors and Executive Officers of the Registrant................................   35

Item 11.  Executive Compensation............................................................   35

Item 12.  Security Ownership of Certain Beneficial Owners and Management....................   35

Item 13.  Certain Relationships and Related Transactions....................................   35

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   36

PART I

Item 1.  Business
-----------------

General

        Teche Holding Company (the "Company" or the "Registrant") is a Louisiana corporation organized in December 1994 at the direction of Teche Federal Savings Bank (the "Bank" or "Teche Federal") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On April 17, 1995, the Registrant sold 4,232,000 shares of its common stock, par value $.01 per share (the "Common Stock") in a subscription offering as part of the Conversion. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. References to the "Bank" or "Teche Federal" herein, unless the context requires otherwise, refer to the Company on a consolidated basis. The net conversion proceeds, including the ESOP, totalled $41.3 million of which $20.6 million was invested in the Bank. At September 30, 1996, the Company had total consolidated assets of $379.6 million and stockholders' equity of $52.3 million.

        Teche Federal is a federally chartered stock savings bank headquartered in Franklin, Louisiana. The Bank was founded in 1934 under the name "Teche Federal Savings and Loan Association" and became a federally chartered mutual savings bank in 1989 operating under its current name. The Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1934, and the Bank is a member of the FHLB System.

        The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

        The Bank is a community-oriented savings institution offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin and Terrebonne Parishes, Louisiana (the "Primary Market
Area"). Teche Federal conducts its business from its main office in Franklin, Louisiana and eight full service branch offices located in Morgan City, Bayou Vista, New Iberia (two offices), Lafayette (two offices), Breaux Bridge and Houma, Louisiana. The Bank also maintains a loan production office in Lafayette.

        The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on one- to four-family residences in its market area. To a lesser extent, the Bank purchases loans and originates residential construction, multi-family and commercial real estate loans and consumer loans, and invests in mortgage-backed and investment securities. At September 30, 1996, mortgage loans secured by one- to four-family residences totaled $288.1 million or 87.0% of the Bank's total loan portfolio. At that same date the Bank had approximately $32.1 million or 8.5% of total assets invested in mortgage-backed securities (including those available for sale) and $11.5 million or 3.0% of total assets in investment securities (including those available for sale).

        The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment and maturity of loans, investment securities and mortgage-backed securities. Principal sources of income are interest on loans, mortgage-backed securities, investment securities and deposits held in other financial institutions. The Bank's principal expense is interest paid on deposits.

Market Area/Competition

        Teche Federal's home office is located in Franklin, St. Mary Parish, Louisiana, which is approximately 50 miles southeast of Lafayette, 90 miles south of Baton Rouge and 120 miles west of New Orleans. The limited population of Franklin and St. Mary Parish (approximately 9,000 and 64,000, respectively) has, over the years, caused the Bank to expand through the establishment of branch offices in the contiguous Parishes of Iberia, St. Martin, Lafayette and Terrebonne. In a June 1991 transaction with the RTC, the Bank purchased approximately $4.7 million of loans and assumed approximately $17.9 million of deposits of First Federal Savings and Loan Association of Breaux Bridge, Breaux Bridge, Louisiana. The transaction was accounted for as a "purchase." Furthermore, in December 1992, Community Homestead Association of Houma, Houma, Louisiana, merged with and into Teche Federal, adding approximately $18.9 million in loans and $20.8 million in savings deposits to the Bank. The transaction was accounted for as a "pooling of interests."

        The local economy is dependent to a certain extent on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. Economic downturns in the past have caused a decrease in loan originations and an increase in nonperforming assets. However, the metropolitan Lafayette area, which is the fourth largest city in Louisiana, has experienced sustained growth and is the home to the University of Southwestern Louisiana, several hospitals and various small-to medium-size businesses, and has provided the Bank with increased lending opportunities.

        The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from other financial institutions in its Primary Market Area, including savings banks, commercial banks and savings associations, credit unions and investment and mortgage brokers in serving its Primary Market Area. The Bank also originates mortgage loans through its branch offices, one origination office and affiliations with mortgage originators, secured by properties throughout its Primary Market Area and other locations in Louisiana.

Lending Activities

        General. Teche Federal's loan portfolio predominantly consists of adjustable-rate and fixed-rate mortgage loans secured by one- to four-family residences and, to a lesser extent, residential construction and land loans. Virtually all of the Bank's mortgage loans are secured by properties located in Louisiana. Teche Federal also makes multi-family and non-residential mortgage loans consisting primarily of commercial real estate loans and consumer loans, which include home equity, savings account, automobile, personal, mobile home and consumer credit card loans.

        As of  September  30,  1996  approximately  $185  million  of  the  loan portfolio was fixed-rate (including consumer loans) and approximately $146 million was adjustable rate (including 3-10 year adjustable loans).

        Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                             At September 30,
                                    ------------------------------------------------------------------------------------------------
                                             1996                      1995                     1994                     1993
                                    -----------------------   ----------------------   ----------------------   --------------------
                                                   Percent                 Percent                  Percent                Percent
                                       Amount     of Total      Amount     of Total      Amount     of Total      Amount   of Total
                                       ------     --------      ------     --------      ------     --------      ------   --------
                                                                                       (Dollars in Thousands)

Residential real estate mortgage loans:
  One- to four-family.............    $288,109      87.03%    $234,329     87.49%      $213,325       86.27%    $187,185    85.47%
  Construction/permanent loans....      13,740       4.15        8,097      3.02         11,676        4.72       10,976     5.01
  Multi-family....................       3,006        .91        2,871      1.07          2,144         .87        2,126      .97
Commercial real estate loans......       7,346       2.22        7,540      2.82          7,152        2.89        7,627     3.48
Land loans........................       2,844        .86        2,288       .85          1,858         .75        1,778      .81

Consumer loans:
  Loans on savings accounts.......       5,657       1.71        6,260      2.34          5,312        2.15        4,912     2.24
  Other...........................      10,343       3.12        6,441      2.41          5,796        2.35        4,403     2.02
                                      --------     ------      -------    ------       --------      ------     --------   ------
                                       331,045     100.00%     267,826    100.00%       247,263      100.00%     219,007   100.00%
                                                   ======                  ======                    ======                ======

Less:
  Allowance for loan losses.......       3,182                   2,966                    2,778                    2,193
  Deferred loan fees..............       1,122                   1,266                    1,308                    1,120
  Undisbursed portion of
    loans-in-process .............      10,525                   5,725                    9,633                    8,310
                                       -------                --------                 --------                 --------
                                      $316,216                $257,869                 $233,544                 $207,384
                                      ========                 =======                  =======                  =======


        Origination, Purchase and Repayment of Loans. The following table sets forth the Bank's loan originations and loan purchases and principal repayments for the periods indicated. The Bank originates loans for retention in its portfolio and did not sell loans during the periods indicated.

                                                          Year Ended September 30,
                                              ---------------------------------------------------
                                               1996         1995          1994           1993
                                               ----         ----          ----           ----
                                                               (In Thousands)

Total gross loans receivable at beginning of  $267,826     $247,263       $219,007       $198,488
                                               =======      =======        =======        =======
  year...................................

Loans originated:

  One- to four-family residential........       10,730       33,010       $ 36,702       $ 27,434
  Residential construction/permanent(1)..       23,049       15,110         22,933         18,379
  Multi-family residential...............           --           --            268            982
  Land and non-residential real estate...        3,579        1,970          1,601          1,149
  Consumer loans.........................       11,402       11,280          8,108          4,393
                                                ------       ------          -----         ------
      Total loans originated.............      108,760       61,370         69,612         52,337
                                               -------       ------         ------         ------
Reductions in principal - primarily due to
  loan repayments and prepayments .......      (45,541)     (40,807)       (41,356)       (31,818)
                                              -------      -------        -------        -------
Net loan activity........................     $ 63,219     $ 20,563       $ 28,256       $ 20,519
                                               =======      =======        =======        =======

Total gross loans receivable at end of year   $331,045     $267,826       $247,263       $219,007
                                               =======      =======        =======        =======

---------------------------
(1) Construction/permanent loans are primarily originated for permanent financing to individuals. See "-- Residential Construction/Permanent Loans." These loans generally do not pay off at completion, but are automatically transferred to the one- to four-family residential loan portfolio.

        Loan Purchases. While the Bank primarily focuses on the origination of one- to four-family residential mortgages, in 1992 the Bank purchased $4.7 million of performing adjustable and fixed-rate mortgage loans from the RTC at a $200,000 discount. The Bank has not purchased any loans since 1992.

        Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                     One- to      Residential                                             All
                                      Four-      Construction/     Multi-    Commercial                  Other
                                      Family       Permanent       Family    Real Estate      Land       Loans       Total
                                      ------       ---------       ------    -----------      ----       -----       -----
                                                                         (In Thousands)

Amounts due:

  1 year or less.................    $   316         $     --      $    --      $    --     $    6     $ 4,570     $  4,892
                                      ------          -------       ------       ------      -----      ------      -------
  After 1 year:
    More than 1 year to 3 years..      1,652               --          124           59        159       4,848        6,842
    More than 3 years to 5 years.      3,713               --           --          894        264       5,603       10,474
    More than 5 years to 10 years     31,654               --          640        2,177      1,365         666       36,502
    More than 10 years to 20 years   125,450            3,184        1,063        3,928      1,050          77      134,752
    More than 20 years...........    125,324           10,556        1,179          288          --        236      137,583
                                    --------           ------        -----       ------     -------     ------     --------

      Total due after September 30,
         1997....................    287,793           13,740        3,006        7,346      2,838      11,430      326,153
                                     -------           ------        -----        -----      -----      ------      -------

      Total amount due...........   $288,109          $13,740       $3,006       $7,346     $2,844     $16,000     $331,045
                                     =======           ======        =====        =====      =====      ======      =======



        The following table sets forth the dollar amount of all loans due after September 30, 1997, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                            Floating or
                                                Fixed        Adjustable
                                                Rates        Rates (1)         Total
                                                -----        ---------         -----
                                                          (In Thousands)

One- to four-family.......................      $ 155,526        $132,583      $288,109
Residential construction/permanent........          7,573           6,167        13,740
Other.....................................         21,878           7,318        29,196
                                                 --------          ------       -------
      Total...............................      $ 184,977        $146,068      $331,045
                                                 ========         =======       =======


--------------------
(1) Many of these adjustable-rate loans have initial fixed terms of three to ten years, with rates adjusting annually thereafter. See "-- One- to Four-Family Residential Loans."

        One- to Four-Family Residential Loans. The primary lending activity of Teche Federal is the origination of one- to four-family owner-occupied, residential mortgage loans, secured by property located in the Bank's Primary Market Area.

        Teche Federal generally originates single-family owner occupied residential mortgage loans in amounts up to 80% of the lower of the appraised value or selling price of the property securing the loan. The Bank also originates such loans in amounts up to 95% of the lower of the appraised value or selling price of the mortgaged property, provided that private mortgage insurance is provided on the amount in excess of 80% of the lesser of the appraised value or selling price.

        The Bank currently offers ARMs with terms of up to 30 years that initially adjust on the first, third, fifth or tenth year after origination and annually thereafter. The Bank began offering ARMs in 1981. The Bank originated $49.2 million of ARMs during the year ended September 30, 1996, of which $8.0 million will first adjust annually after five years. The initial rate is determined by the Bank in accordance with market and competitive factors. Historically, the predominant index was based on the monthly median cost of funds at all SAIF insured financial institutions. For ARMs originated after December 31, 1994, the Bank uses an index based on the one-year U.S. Treasury Bill rate adjusted to constant maturity. The terms and conditions of the ARM loans held by the Bank are varied, partially due to changing market conditions and partially due to the acquisition by the Bank of loans of First Federal in Breaux Bridge from the RTC, Community Homestead in Houma and other loan purchases. The Bank's current ARM originations adjust by a maximum of 2.0% per adjustment, with a current lifetime cap of 11.875%. At September 30, 1996, the Bank's ARM loan and mortgage-backed securities portfolio had a weighted average term to repricing of approximately 37 months.

        The Bank offers fixed-rate mortgages with terms of up to 30 years, which amortize monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds.
The Bank originates and holds its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $48.2 million of fixed-rate mortgage loans during the year ended September 30, 1996. Of these loans, 78.2% had maturities of 15 years or less.

        The Bank offers home equity loans on single family owner-occupied residences. At September 30, 1996, home equity mortgage loans totaled $3.2 million. Home equity loans are offered as fixed-rate loans for a term not to exceed 15 years or ARMs for terms up to 30 years. The underwriting standards for second mortgage loans are the same as the Bank's standards applicable to one- to four-family residences.

        Residential Construction/Permanent Loans. The Bank's construction loans have primarily been made to finance the construction of owner-occupied single-family owner occupied residential properties and, to a limited extent, single family housing for sale by contractors. Construction/permanent loans generally are made to customers of the Bank in its Primary Market Area. The Bank offers construction/permanent loans in amounts up to 80% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans to individuals generally do not pay off at completion of the construction phase, but are automatically transferred to the Bank's one- to four-family residential portfolio. These single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced for the construction for a period of up to six months at the end of which time the loan converts to a permanent mortgage. While construction lending is generally considered to involve a higher degree of risk than financing of existing residential properties, at September 30, 1996, no construction/permanent loans were delinquent.

        Multi-Family and Commercial Real Estate Loans. The Bank has historically originated a limited amount of loans secured by multi-family and commercial real estate, including non-owner occupied residential multi-family dwelling units (more than four units), as well as professional office buildings and apartment complexes.

        The Bank generally originates multi-family and commercial real estate loans up to 70% of the appraised value of the property securing the loan. The Bank's philosophy to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. The multi-family and commercial real estate loans in the Bank's portfolio generally consist of fixed-rate and ARMs which were originated at prevailing market rates for terms up to 15 years.

        Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 1996 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $2.5 million with no single loan larger than $752,000.

        Land Loans. At September 30, 1996, the Bank had $2.8 million invested in residential lot loans to individuals.

        Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans, credit card loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

        The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. In connection with consumer loan applications, the Bank verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered.

        Loans secured by deposits at the Bank are typically made for no more than 90% of the deposit and at an interest rate 2% above the rate paid on the deposit. At September 30, 1996, the Bank had $5.7 million of loans secured by deposits.

        Teche Federal also originates automobile and mobile home loans. At September 30, 1996, $5.5 million and $.8 million consisted of automobile and mobile home loans, respectively.

        The Bank has recently instituted a credit card program whereby customers are offered revolving credit through Teche Federal credit cards which are serviced by a third-party vender. At September 30, 1996, such credit cards had a balance of $1.5 million.

        Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate risk management. However, consumer loans generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. These loans may also give rise to defenses by the borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral. The Bank's risks associated with consumer loans have been further limited by the modest amount of consumer loans made by the Bank. At September 30, 1996, the Bank had approximately $10.6 in consumer loans delinquent more than 90 days.

        Loan Approval Authority and Underwriting. All loans of $100,000 or more, including second mortgage loans where the total of both the first and second mortgages exceeds $100,000, assumptions and loans to facilitate the sale of REO, must be approved by a minimum of two members of the senior loan committee and a loan officer for the geographic area where the collateral for the loan is located.

        All loans of $30,000 to $100,000, including second mortgage loans where the total of both the first and second mortgages exceed this amount, assumptions and loan to facilitate the sale of REO, must be approved by a minimum of three members of the loan committee or by two members of the loan committee, one of which is a member of the senior loan committee. All loans of under $30,000 must be approved by two loan committee members.

        Certain officers approved by the Board are authorized to approve consumer loans. The amounts which any one officer may approve for a secured consumer loan range from $25,000 to $15,000. The maximum amounts for unsecured consumer loans are $5,000 to $3,000. Any two loan officers may combine authority for consumer loans up to their combined limits.

        One- to four-family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines, generally utilizing their approved mortgage documents. For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which typically is performed by an independent appraiser designated and approved by the Board of Directors of the Bank. The Bank makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion. The independent appraiser or loan officer determines the stage of completion based upon its physical inspection of the construction.

        The Bank generally requires title insurance for its one- to four-family residential loans, (except in St. Mary Parish, where an attorney's title opinion is customarily considered sufficient). The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

        It is the Bank's policy to require borrowers to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

        Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

        Loan Commitments. Teche Federal issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 30 days of the date of issuance. Commitments for consumer loans, which are not given in writing, expire 30 days after issuance. At September 30, 1996, the Bank had $18.3 million of commitments to originate mortgage loans, including $10.6 million of the undisbursed portion of loans-in-process.

        Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $6.5 million as of September 30, 1996.

        At September 30, 1996, the Bank's largest lending relationship consisted of a $752,000 construction/permanent loan to a non-profit corporation for the construction of a 60-apartment complex for the elderly and low income families in Alexandria, Louisiana. This project was funded with a $1.2 million grant from the Affordable Housing Program of the FHLB of Dallas and a $755,000 loan from the Bank which is fully guaranteed by the U.S. Department of Housing and Urban Development ("HUD"). The project is currently in use. The next five largest lending relationships at September 30, 1996 ranged from $364,000 to $511,000 and were secured primarily by apartment complexes and commercial properties located in the Bank's Primary Market Area. Of these loans, $1.3 million are classified as substandard. See "-- Non-performing and Problem Assets --Classified Assets."

Non-Performing and Problem Assets

        General. Teche Federal's Primary Market Area is dependent, to a certain extent, on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. In the mid-1980s, after sharp increases in interest rates, oil prices fell, causing severe economic problems in Louisiana and the Bank's Primary Market Area. During this time, the Bank experienced a sharp increase in non-performing assets and real estate owned ("REO"). The Bank's Primary Market Area has, to a certain extent, diversified somewhat since the mid-1980's, however, management continues to monitor its loan portfolio and has instituted various underwriting standards to address any future economic downturns.

        Non-Performing Assets and Delinquencies. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings, in which the property may be sold. In foreclosure sale, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. As of September 30, 1996, the Bank held real estate owned in the amount of $46,000 net of a $108,000 reserve. Any real estate acquired in settlement of loans is initially recorded at the lower of the loan balance plus unpaid accrued interest or the estimated fair value at the time of acquisition and is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value of the property declines below its initial value. Subsequent costs directly relating to development and improvement of property are capitalized (not to exceed fair value), whereas costs related to holding property are expensed.

        The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent or otherwise demonstrates other risks of collectibility. Interest on loans that are contractually 90 days or more past due is reserved through an allowance account. The allowance is established by a charge to interest income equal to all interest previously accrued, and interest is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

        The following table sets forth information regarding non-accrual loans, real estate owned ("REO"), and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated and restructured loans. There are no restructured loans other than those included in the table.

                                                                   At September 30,
                                                        --------------------------------------
                                                        1996       1995        1994       1993
                                                        ----       ----        ----       ----
                                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences.....................................       $544       $584      $  578     $  189
   All other mortgage loans.........................         --         59         198        139
 Consumer...........................................         15         19          50         14
                                                            ---       ----       -----     ------
      Total.........................................       $559       $662      $  826     $  342
                                                            ===       ====       =====      =====

Accruing loans which are contractually past
due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ....................................         --         --          --         --
   All other mortgage loans.........................         --         --          --         --
 Consumer...........................................         --         --          --         --
                                                           ----       ----      ------      -----
      Total.........................................       $ --       $ --      $   --      $  --
                                                           ====       ====      ======      =====
Total non-performing loans..........................       $559       $662      $  826      $ 342
                                                           ====       ====       =====      =====

Real estate owned...................................       $ 46       $253      $   99      $ 267
                                                           ====       ====       =====      =====
Total non-performing assets.........................       $605       $915      $  925      $ 609
                                                           ====       ====       =====      =====

Total non-performing loans to total loans

  outstanding before allowance......................        .17%       .25%        .35%       .16%
                                                          =====        ===         ===        ===
Total non-performing loans to total assets..........        .15%       .20%        .29%       .14%
                                                          =====        ===         ===        ===
Total non-performing assets to total assets.........        .16%       .28%        .33%       .25%
                                                          =====        ===         ===        ===



        Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 1996.

        The following table sets forth the types and dollar amounts of the Bank's loans which were more than 60 days delinquent as of September 30, 1996:

                                                  At
                                            September 30,
                                                 1996
                                            -------------
                                            (In Thousands)

Residential mortgage loans..............        $649
Non-residential real estate loans.......          --
Land loans..............................          --
Consumer loans..........................          39

        Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 1996, the Bank had REO with a net balance of $46,000.

        Allowances for Loan Losses and Real Estate Owned. It is management's policy to provide for losses on loans in its loan portfolio and foreclosed REO. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral.

        While the Bank's provision for loan losses has fluctuated, the amount of provisions recorded in future periods may be significantly greater or lesser than the provisions taken in the past. This allowance, as a ratio of total loans, before the allowance, was 1.00% at September 30, 1996.

        Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

        Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                          At September 30,(1)
                            --------------------------------------------------------------------------------------------------------
                                   1996                 1995                    1994                1993               1992
                            --------------------  -------------------   ---------------------  ------------------ ------------------
                                      Percent of           Percent of             Percent of          Percent of          Percent of
                                       Loans to             Loans to               Loans to            Loans to            Loans to
                             Amount  Total Loans  Amount  Total Loans   Amount    Total Loans  Amount Total Loans Amount Total Loans
                             ------  -----------  ------  -----------   ------    -----------  ------ ----------- ------ -----------
                                                                                   (Dollars in Thousands)

At end of year allocated to:
One- to four-family.........  $3,426    87.03%    $2,201       87.49%     $2,050    86.27%    $1,448    85.47%    $1,520    86.81%
Multi-family and commercial
  real estate...............     414     3.13        510        3.89         494     3.76        552     4.45        435     5.02
Construction................      25     4.15         25        3.02          25     4.72         25     5.01         15     2.97
Consumer and other loans....     317     5.69        230        5.60         209     5.25        168     5.07         72     5.20
                               -----   ------      -----      ------       -----   ------     ------   ------     ------   ------
Total allowance(1)..........  $3,182   100.00%    $2,966      100.00%     $2,778   100.00%    $2,193   100.00%    $2,042   100.00%
                               =====   ======      =====      ======       =====   ======      =====   ======      =====   ======


------------------------
(1)     Includes specific reserves for assets classified as loss.

        Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                At September 30,
                                         --------------------------------------------------------------
                                            1996         1995         1994         1993         1992
                                            ----         ----         ----         ----         ----
                                                             (Dollars in Thousands)

Total loans outstanding, net..........     $316,216     $257,869     $233,554      $207,384    $189,876
                                            =======      =======      =======       =======     =======
Average loans outstanding.............     $283,962     $245,567     $219,393      $196,547    $190,479
                                            =======      =======      =======       =======     =======

Allowance balances (at beginning of year)  $  2,966     $  2,778     $  2,193      $  2,042    $  1,509
                                           --------     --------     --------      --------    --------
Provision............................           300          360          577           183         521
                                           --------     --------     --------      --------    --------
Effect of pooling.....................                        --           --            --          45
Charge offs:

  Residential real estate mortgage loans:
    One- to four-family units.........          (28)         (81)         (63)         (125)        (16)
  Construction loans..................           --           --           --            --          --
  Multi-family and commercial real estate
    loans.............................           --          (72)          --            --          --
  Land loans.........................            --           --           --            --          --
  Other...............................          (59)         (32)         (34)           --         (77)
                                            -------     --------     --------      ---------   --------
      Total charge-offs...............         (87)        (185)         (97)         (125)        (93)
Recoveries
  Residential real estate mortgage loans          3           --           --            --          --
    One- to four-family units.........           --           12          105            93          23
  Construction loans..................           --           --           --            --          37
  Multi-family and commercial real estate
    loans.............................           --           --           --            --          --
  Land loans..........................           --           --           --            --          --
  Other...............................           --            1           --            --          --
                                            -------     --------     --------      --------    --------
      Total recoveries................            3           13          105            93          60
                                            -------     --------     --------      --------    --------
  Net (charge-offs) recoveries........          (84)        (172)           8           (32)        (33)
                                            ------      -------      --------      -------     -------
Allowance balance (at end of year)....      $ 3,182     $  2,966     $  2,778      $  2,193    $  2,042
                                            =======     ========     ========      ========    ========

Allowance for loan losses to total loans
  outstanding before allowance........         1.00%        1.14%        1.18%         1.05%       1.09%
Net loans charged off as a percent of average
  loans outstanding before allowance..          .03%         .07%          --%          .02%        .02%


        Analysis of the Allowance for Losses on Real Estate Owned. The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                          At September 30,
                                   -------------------------------------------------------------
                                      1996         1995        1994         1993          1992
                                      ----         ----        ----         ----          ----
                                                              (Dollars in Thousands)

Total real estate owned, net.....     $    46         $253       $  99         $ 267        $1,499
                                       ======          ===        ====          ====         =====


Allowance - beginning............         131         $163        $186         $ 905        $1,511

Provision........................          --           --          --            44           140

Charge-offs......................         (23)         (32)        (23)         (763)         (746)
                                       ------         ----        ----          ----         -----

Allowance - ending...............     $   108        $ 131       $ 163         $ 186        $  905
                                       ======         ====        ====          ====        ======
Allowance for losses on
  real estate owned to real
  estate owned before allowance..          70%          34%         62%           41%           38%


Investment Activities

        General. To supplement lending activities, Teche Federal invests in residential mortgage-backed securities, investment securities and interest-bearing deposits. These investments have historically consisted of investment securities issued by U.S. Government agencies. Such securities can serve as collateral for borrowings and, through repayments and maturities, as a source of liquidity. Teche Federal anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Dallas, maturities, loan repayments and the Bank's borrowing capacity.

        Federally chartered savings institutions have the authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such institutions also have the authority to invest a portion of its assets in commercial paper, corporate debt securities and ARM funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

        The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. At September 30, 1996 the Bank's regulatory liquidity was 6.03%, which is in excess of 5% required by OTS regulations. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        The Boards of Directors of the Bank and the Company maintain Investment Committees which are authorized to establish and implement investment policies and to supervise the Bank's or the Company's investment activities. Pursuant to its delegated authority, the Investment Committees have established permissible types of investments, quality criteria, portfolio limits, procedures, controls and committee and individual investment authorities. The investment policies consider the Bank's and the Company's business plan, growth plans, current economic environments, range of reasonably foreseeable economic environments, the types of securities to be held and other safety and soundness considerations.

        Before being purchased, each investment is analyzed as to investment intent. The Bank distinguishes between investment activities undertaken for investment, for sale or for trading. Such activities are differentiated based upon the Bank's desire to earn an interest yield (held to maturity), to realize a holding gain from assets held for indefinite periods of time (available for sale) or to earn a dealer's spread between the bid and asked prices (held for trading). The Bank attempts to earn an acceptable spread between the cost of funds used to purchase an investment and the return on that investment. Under circumstances when credit risk, interest rate risk or prepayment risk is significantly reduced, a lesser return may be considered acceptable.

        Securities which are classified as "held to maturity" are accounted for based on historical cost adjusted for amortization of premiums or discounts using the level yield method. The "held to maturity" portfolio consists primarily of U.S. Government obligations and securities of various federal agencies, municipal debt securities and mortgage-backed and related securities. Securities that are classified as "available for sale" are accounted for at their market value, with unrealized gains and losses reported as a separate component of capital. Securities that are classified as "held for trading" are accounted for at their fair market value, with unrealized gains and losses included in earnings.

        The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.

                                                                 At September 30,
                                                           --------------------------------
                                                           1996         1995        1994
                                                           ----         ----        ----

                                                                  (In Thousands)
Investment securities issued by U.S.
  Government agencies and corporations (1)............    $  11,462     $20,927     $26,425
FHLB Stock............................................        3,703       2,671       2,112
Mortgage-backed securities (1)........................       32,099      28,123       9,651
Common stock and municipal obligations................          935         572          --
                                                           --------     -------   ---------
   Total investment and mortgage-backed
      securities......................................       48,199      52,293      38,188
Interest-bearing deposits.............................        6,064       5,293       6,350
                                                           --------     -------     -------
   Total investments..................................    $  54,263     $57,586     $44,538
                                                           ========      ======      ======


--------------------
(1) Investment and mortgage-backed securities "available for sale" are carried at fair market value, while investment and mortgage-backed securities "held to maturity" are carried at cost.

        Mortgage-backed and Investment Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and Government National Mortgage Association ("GNMA").

        Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market. At September 30, 1996, the Bank had mortgage-backed securities available for sale with an amortized cost of $31.9 million and an estimated market value of $32.1 million.

        At September 30, 1996, Teche Federal had an investment securities portfolio with an amortized cost of approximately $11.3 million, consisting primarily of obligations of U.S. government corporations and agencies, as permitted by the OTS regulations. The market value of investment securities at September 30, 1996 (excluding FHLB stock and interest-bearing accounts), was $11.5 million. Teche Federal will continue to seek high quality investments with short to intermediate maturities.

        In accordance with SFAS 115, the Bank designated as "available for sale" certain investment and mortgage-backed securities that could be sold prior to their contractual maturity in the event of an unforeseen liquidity need. These securities are reported at fair value on the consolidated balance sheets of the Bank with any unrealized gains or losses reflected as an separate component of equity capital, net of deferred taxes. Equity capital was increased $354,000 at September 30, 1996 as the result of the designation of all of the Bank's securities being designated as "available for sale."

Interest-Bearing Accounts Held at Other Financial Institutions. At September 30, 1996, the Bank held $6.1 million in the FHLB and interest-bearing deposits in other financial institutions. The Bank maintains these accounts in order to maintain liquidity.

        Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 1996.

                                                             As of September 30, 1996
                           ---------------------------------------------------------------------------------------
                             One Year or Less  One to Five Years     Five to Ten Years        More than Ten Years
                               --------------  -------------------   -----------------       ---------------------
                            Amortized Average  Amortized   Average   Amortized   Average     Amortized    Average
                              Cost     Yield      Cost      Yield      Cost       Yield        Cost        Yield
                             ------   -------    ------    -------    ------     -------      ------      --------
                                                                              (Dollars in Thousands)

Investment Securities
 available for sale......    $ 7,522     7.70%    $3,744      7.26%    $   --        N/A       $     --    N/A

Mortgage-backed Securities
  available for sale(1)..         --      N/A         --       N/A         --        N/A         31,862   6.56
FHLB Stock...............        N/A      N/A        N/A       N/A        N/A        N/A            N/A    N/A
Common Stock.............        N/A      N/A        N/A       N/A        N/A        N/A            N/A    N/A
Municipal Obligations....       2.64     6.00         --       N/A         --        N/A             --    N/A
                              ------     ----     ------                -----                  --------
      Total..............     $7,786     7.64%    $3,744      7.26%    $   --        N/A       $ 31,862   6.56%
                               =====               =====                =====                   =======


                                      As of September 30, 1996
                           --------------------------------------------
                                         Total Investments
                              -----------------------------------------
                              Amortized  Average    Carrying     Market
                                 Cost     Yield       Value       Value
                                ------   -------      -----      ------


Investment Securities
 available for sale......    $11,266     7.55%     $11,462     $11,462

Mortgage-backed Securities
  available for sale(1)..     31,862     6.56       32,099      32,099
FHLB Stock...............      3,703     6.05        3,703       3,703
Common Stock.............        568       --          669         669
Municipal Obligations....        264     6.00          266         266
                             -------               -------     -------
      Total..............    $47,663     6.67%     $48,199     $48,199
                              ======                ======      ======


------------------------------
(1)            Does not assume prepayments.

Sources of Funds

        General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas.

        Deposits. Consumer and commercial deposits are attracted principally from within the Bank's Primary Market Area through the offering of a broad selection of deposit instruments including regular savings, demand and NOW accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors.

        The interest rates paid by the Bank on deposits can be set daily at the direction of senior management. Senior management determines the interest rate to offer the public on new and maturing accounts. Senior management obtains the interest rates being offered by other financial institutions within its market area. This data along with a report showing the dollar value of certificates of deposit maturing is reviewed and interest rates are determined.

        Regular savings accounts, money market accounts and NOW accounts constituted $59.3 million, or 23.3% of the Bank's deposit portfolio at September 30, 1996. Certificates of deposit constituted $195.4 million or 76.7% of the deposit portfolio, including $46.6 million of which had balances of $100,000 and over. As of September 30, 1996, the Bank had no brokered deposits.

        Time Deposits by Rate. The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1996.

                                 Period to Maturity from September 30, 1996
                          -------------------------------------------------------
                          Less than       One to          Two to       Over Three
                          One Year       Two Years      Three Years       Years
                          --------       ---------      -----------       -----
                                               (In Thousands)
Certificate accounts:
  3.00 to 3.99%.......      $2,000          $   --          $   --         $    2
  4.00 to 4.99%.......      31,291              62              --             40
  5.00 to 5.99%.......      44,765          39,018           8,649          2,513
  6.00 to 6.99%.......      22,892          17,606           5,741         15,731
  7.00 to 7.99%.......         516           1,818              --          2,805
                          --------         -------        --------        -------
      Total...........    $101,464         $58,504         $14,390        $21,091
                           =======          ======          ======         ======


        Certificate Accounts of $100,000 and Above. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. For example, for certificates with terms of 12 months which were purchased on September 30, 1996, those with balances of $500 would yield 5.00%, those with balances of $40,000 would yield 5.30%, those with balances of $75,000 would yield 5.40% and those with balances of $99,000 would yield 5.50%. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                              Certificates           Weighted
                                                               of Deposit         Interest Rate
                                                               ----------         -------------
                                                             (In Thousands)

Maturity Period:
3 months or less........................................        $  7,977               5.58%
Over 3 through 6 months.................................           7,376               5.24
Over 6 through 12 months................................          12,292               5.65
Over 12 months..........................................          18,921               6.13
Totals..................................................          46,566               5.77


        Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated:

                                                                 At September 30,
                                             ---------------------------------------------------
                                                     1996             1995             1994
                                                     ----             ----             ----
                                                                 (In Thousands)

Beginning balance.........................         $233,805          $236,736          $212,996
Net deposits (withdrawals)................            9,259          (13,896)            14,695
Interest credited on deposits.............           11,659            10,965             9,045
                                                   --------           -------           -------
Ending balance............................         $254,723          $233,805          $236,736
                                                    =======           =======           =======
Total increase (decrease) in deposits.....         $ 20,918          $ (2,931)         $ 23,740
                                                    =======          ========           =======
Percentage increase (decrease)............             8.95%            (1.24)%           11.15%


Borrowings

        Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996, Teche Federal had $66.9 million in advances outstanding from the FHLB of Dallas.

        The following table sets forth certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated:

                                                        At or For the Year Ended September 30,
                                                    -------------------------------------------
                                                      1996                1995            1994
                                                      ----                ----            ----
                                                                (Dollars in Thousands)

FHLB advances:
  Average balance outstanding..................     $42,405             $18,842         $ 17,900
  Maximum amount outstanding at any
 month-end during the year.....................      72,500              34,300           24,000
  Balance outstanding at end of year...........      66,900              24,200           23,800
  Weighted average interest rate during the year       5.53%               5.77%            3.70%
  Weighted average interest rate at end of year        5.39%               5.71%            5.37%


Subsidiary Activity

        The only subsidiary of the Company is Teche Federal.

        As of September 30, 1996, the Bank had one subsidiary: Appraisal Services, Inc. ("ASI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $166,970. ASI was inactive at September 30, 1996 as a result of the sale of its 11.1% interest in General Financial Life Insurance Company, which sold credit and mortgage life insurance through an insured institution.

        Teche Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1996, Teche Federal was authorized to invest up to approximately $7.6 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

Personnel

        As of September 30, 1996 the Bank had 115 full-time and 51 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

        Set forth below is a brief description of all materials laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Holding Company Regulation

        General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

        Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Bank -- Qualified Thrift Lender Test."

        Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

        Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval.

        Federal Securities Law. The Company is subject to filing and reporting requirements by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Regulation of the Bank

        General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

        The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

        The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

        Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

        Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

        The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended September 30, 1996, amounted to approximately $543,000.

        The Bank recorded what they believe is a one-time assessment of approximately 65.7 basis points on every $100 of deposits based on the Bank's deposits at March 31, 1995 for a cost of approximately $1.2 million (net of taxes). Future deposit insurance premiums are expected to be reduced from 0.23% to approximately 0.06%. Based upon the Bank's deposits as of September 30, 1996, the Bank's deposit insurance expense would decrease by approximately $276,000 per year after taxes. Management of the Bank is unable to predict whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

        Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the fiscal year ended September 30, 1996 totalled approximately $84,000.

        Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

        Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement. See "-- Net Portfolio Value Analysis."

        As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1996:

                                                      Percent of
                                                       Adjusted
                                      Amount            Assets
                                      ------            ------
                                         (Dollars in Thousands)

Tangible Capital:

Actual capital..................        $42,816             11.3%
Regulatory requirement..........          5,680              1.5
                                         ------             ----
Excess..........................        $37,136              9.8%
                                         ======             ====

Core Capital:

Actual capital..................        $42,816             11.3%
Regulatory requirement..........         11,360              3.0
                                         ------             ----
Excess..........................        $31,456              8.3%
                                         ======             ====

Risk-Based Capital:

Actual capital..................        $45,186             21.9%
Regulatory requirement..........         16,498              8.0
                                         ------             ----
Excess..........................        $28,688             13.9%
                                         ======             ====



        The Bank is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Bank or the Company.

        Net Portfolio Value Analysis. In order to encourage associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its Net Portfolio Value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point ("bp") change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution.

        The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, 300 and 400 basis points from the level of interest rates at September 30, 1996.


                                                                                  NPV as % of PV
                                   Net Portfolio Value                               of Assets
                               -------------------------                    ---------------------------
Change                                                                         NPV
in Rates              $ Amount         $Change(1)        %Change(2)         Ratio(3)          Change(4)
--------              --------         ----------        ----------         --------          ---------
                                                  (Dollars in Thousands)

         +400 bp            16,106           -32,798              -67%             4.69%            -802bp

         +300 bp            24,486           -24,418              -50%             6.92%            -579bp

         +200 bp            32,943           -15,962              -33%             9.04%            -367bp

         +100 bp            41,253            -7,651              -16%            11.01%            -171bp

            0 bp            48,904                                                12.71%

         -100 bp            55,057            +6,153              +13%            14.00%            +129bp

         -200 bp            58,516            +9,612              +20%            14.66%            +195bp

         -300 bp            60,389            11,485              +23%            14.95%            +274bp

        - 400 bp            62,788           +13,884              +28%            15.35%            +264bp


----------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)     Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.




                                                             September 30,       September 30,
                                                                  1996               1995
                                                             -------------       --------------

         *** RISK MEASURES: 200 BP RATE SHOCK ***

Pre-Shock NPV Ratio: NPV as % of PV of Assets.............       12.71%             14.85%

Exposure Measure: Post-Shock NPV Ratio....................        9.04%             12.66%

Sensitivity Measure: Change in NPV Ratio..................         367 bp            -220 bp



*** CALCULATION OF CAPITAL COMPONENT ***

Change in NPV as % of PV of Assets........................        4.15%             -2.73%

Interest Rate Risk Capital Component ($000)...............      $ 4,135           $ 1,218


        As the table shows, increases in interest rates would result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. Based on these specific OTS regulations, the Bank would be required to deduct $4.1 million from total capital for purposes of calculating the Bank's risk-based capital requirement. (The Bank's NPV decreases by 3.7% if interest rates increase by 200 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

        In times of decreasing interest rates, the value of fixed-rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank.

        Prompt Corrective Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, which became effective December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be
(i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk- based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). Immediately upon becoming undercapitalized, an institution shall become subject to various restrictions and could be subject to additional supervisory actions.

          The Bank is currently a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

        Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established in connection with the Conversion.

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1993, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Finally, under the FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements).

        Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of

QTIs. As of September 30, 1996, the Bank was in compliance with its QTL requirement with 93.07% of its assets invested in QTIs.

        A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

        Loans-to-One   Borrower.   See   "Business  --  Lending   Activities  --
Loans-to-One Borrower."

        Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The OTS reported that Teche Federal had an "outstanding record of meeting community credit needs," in its last examination dated November 1995. The OTS further stated that "an institution in this group has an outstanding record of, and is a leader in, ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources and capabilities."

        Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

        The Bank's authority to extend credit to its officers, directors and 10% shareholders, as well as to entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variation, apply Regulation O to savings associations.

        Branching by Federal Savings Banks. Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Associations to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). This permits savings associations with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal associations. However, the OTS will evaluate a branching applicant's record of compliance with the CRA. A poor CRA record may be the basis for denial of a branching application.

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. At September 30, 1996, the Bank's liquidity ratio was 6.01%.

        Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short- term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

        Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1996, the Bank had $66.9 million borrowed from the FHLB of Dallas to fund operations; however, there can be no assurances that borrowings will not be made in the future.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1996, the Bank had $3.7 million in FHLB stock, which was in compliance with this requirement.

        The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1996, dividends paid by the FHLB of Dallas to the Bank totalled $178,310.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank's total transaction accounts were in compliance with the Federal Reserve Board requirements.

        Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1996.

        Recapture of Post-1987 Bad-Debt Reserves. Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions such as the Bank were allowed income tax deductions for bad debts under methods more favorable than those granted to other taxpayers. The Small Business Act repealed the Code
Section 593 reserve method of accounting for bad debts by thrift institutions, effective for tax years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks (banks with assets of more than $500 million) are required to use only the specific charge off method.

        The amount of a thrift institution's applicable excess reserves will be included in taxable income ratably over a six taxable year period, beginning with the first taxable year beginning after 1995. However, because the Company meets certain residential loan requirements it will defer the beginning of such six year period for two years.

        For the Bank, a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the Bank's reserves would have been at the close of its last tax year beginning before January 1, 1996, had the Bank always used the experience method. At September 30, 1996, the Bank's applicable excesss reserves were approximately $2.8 million. Since the percentage of taxable income method for tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS No. 109, this change in the tax law will not have a material effect on the Company's financial statements.

Federal Taxation

        The Bank files its tax return on a September 30 year basis. Savings associations are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, for tax years beginning before 1996, savings associations such as the Bank, which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such actual experience (the "percentage of taxable income method"). The Bank will review the most favorable way to calculate the deduction attributable to an addition to its bad debt reserve on an annual basis. See Note 10 of Notes to Consolidated Financial Statements.

        Under the experience method, the bad debt deduction may be based on the greater of (i) a six-year moving average of actual losses on qualifying and non-qualifying loans, or (ii) the amount required in order for the current year's ending bad debt reserve to equal the institution's base year reserve amount. The base year amount is equal to the tax bad debt reserve determined as of December 31, 1987. Subsequently, the Bank switched its tax year from a calendar year to a fiscal year ending September 30.

        The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage of bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

        If an association's qualifying assets (generally, loans secured by residential real estate or deposits, educational loans, cash, and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. As of September 30, 1996, at least 60% of the Bank's assets were qualifying assets as defined in the Code. No assurance can be given that the Bank will meet the 60% test for subsequent taxable years.

        Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction will not be available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. As of September 30, 1996, the Bank had approximately $4.2 million of accumulated earnings for which federal income taxes have not been provided. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate.

        As discussed in more detail in "Regulation of the Bank - Recapture of Post-1987 Bad-Debt Reserves," the Small Business Act modified the method used by the Bank in calculating its annual addition to the bad debt reserve for tax years beginning after 1995.

        The Company files a separate U.S. corporate income tax return on a calendar year basis.

State Taxation

        The Louisiana Corporation Income Tax Act provides for an exemption from the Louisiana Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock associations (e.g., the Bank). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Bank (as well as the Company) are subject to the Louisiana Corporate Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Louisiana Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. Beginning January 1, 1996, the Company became subject to the Louisiana Shares Tax and the Louisiana Franchise Tax. The Louisiana

Shares Tax is imposed on the assessed value of the Bank's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings. The Louisiana Shares Tax and the Louisiana Franchise Tax increased expense by approximately $300,000 (net of taxes) for the nine months ended September 30, 1996 which is approximately $400,000 (net of taxes) on an annualized basis.

Item  2.  Description of Properties
-----------------------------------

Properties

        The Bank operates from its main office located at 211 Willow Street, Franklin, Louisiana and eight branch offices. The Bank's total investment in office property and equipment is $7.4 million with a net book value of $4.5 million at September 30, 1996. The Bank currently operates automated teller machines at most of its branch offices.

Item 3.  Legal Proceedings
--------------------------

        Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

        None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

        Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996 ("Annual Report") on page 3, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

        The above-captioned information appears under "Selected Financial and Other Data" in the Annual Report on page 2, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
        of Operations
        -------------
        The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 4 through 9 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

        The Consolidated Financial Statements of Teche Holding and its subsidiaries, together with the report thereon by Deloitte & Touche, LLP appears in the Annual Report on pages 11 through 31 and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office and Executive Officers" at pages 3 to 8 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 22, 1997 (the "Proxy Statement"), which was filed with the Commission on December 23, 1996 and incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

        The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 8 through 12.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 1 through 3.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

        The   information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Registrant's Proxy Statement at pages 13 and 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                          PAGE
                                                                          ----

Independent Auditors' Report.......................................         11

Consolidated Balance Sheets as of September 30, 1996 and 1995......         12

Consolidated Statements of Income For the Years Ended
  September 30, 1996, 1995 and 1994................................         13

Consolidated Statements of Stockholders' Equity
  for the Years Ended September 30, 1996, 1995 and 1994............         14

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1996, 1995 and 1994................................      15-16


Notes to Consolidated Financial Statements.........................         17


        The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

        (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        (3)    Exhibits

               (a)    The following exhibits are filed as part of this report.

         3.1   Articles of Incorporation of Teche Holding Company*
         3.2   Bylaws of Teche Holding Company*
         4.0   Stock Certificate of Teche Holding Company*
        10.1   Form of Teche Federal Savings Bank Management Stock Plan**
        10.2   Form of Teche Holding Company 1995 Stock Option Plan**
        11.0   Statement regarding computation of earnings per share
                 (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)
        13.0 Annual Report to Stockholders for the fiscal year ended September 30, 1996
        21.0   Subsidiary of the Registrant
                 (see "Item 1 Business - Subsidiary Activity" herein)
        23.0   Consent of Accountants
        27.0   Financial Data Schedule***

               (b)    Reports on Form 8-K.

               None

--------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33- 87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***     Only in electronic filing.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TECHE HOLDING COMPANY

Dated:  December 30, 1996            By:  /s/Patrick O. Little
                                          --------------------
                                          Patrick O. Little
                                          President, Chief Executive
                                          Officer and Director
                                          (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:     /s/Patrick O. Little                       By:    /s/J.L. Chauvin
        Patrick O. Little                                 J. L. Chauvin
        President, Chief Executive Officer                Vice President and Treasurer
          and Director                                      (Principal Financial Officer)
        (Principal Executive Officer)

Date:   December 30, 1996                          Date:  December 30, 1996


By:     ___________________________                By:    /s/Robert Earl Mouton
        W. Ross Little                                    Robert Earl Mouton
        Chairman of the Board and Secretary               Director

Date:   December __, 1996                          Date:  December 30, 1996


By:     /s/Mary Coon Biggs                         By:    _______________________
        Mary Coon Biggs                                   Christian L. Olivier
        Director                                          Director

Date:   December 30, 1996                          Date:  December __, 1996

By:     ____________________________               By:    /s/H. Ross Little, Jr.
        Virginia Kyle Hine                                H. Ross Little, Jr.
        Director                                          Director

Date:   December __, 1996                          Date:  December 30, 1996


By:     /s/Henry L. Friedman                       By:    /s/Thomas F. Kramer, M.D.
        Henry L. Friedman                                 Thomas F. Kramer, M.D.
        Director                                          Director

Date:   December 30, 1996                          Date:  December 30, 1996
