Form 10-Q
period 1996-12-31
TECHE HOLDING CO
filed 1997-02-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                               ----------------------------------------

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________________ to ____________________

                    Commission file number     0-25538
                                             -----------

                              TECHE HOLDING COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                     72-128746
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                      identification no.)

211 Willow Street, Franklin, Louisiana                      70538
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212
                                                     -----------------

                                       N/A
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X          No
                                               -----           -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 1, 1997 .
                                                   ------------------

             Class                                             Outstanding
----------------------------                               --------------------
$.01 par value common stock                                  3,437,530 shares

                             TECHE HOLDING COMPANY
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
          HOLDING COMPANY

Item 1.     Financial Statements                                             1
Item 2.     Management's Discussion and Analysis of Financial                5
            Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                9
Item 2.     Changes in Securities                                            9
Item 3.     Defaults upon Senior Securities                                  9
Item 4.     Submission of Matters to a Vote of Security Holders              9
Item 5.     Other Materially Important Events                                9
Item 6.     Exhibits and Reports on Form 8-K                                 9

SIGNATURES

                             TECHE HOLDING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                    December 31,  September 30,
                                                                       1996          1996
                                                                    -----------   -------------
                                                                     (unaudited)
ASSETS
Cash and cash equivalents ........................................   $   5,390    $   7,072
Certificates of deposit ..........................................         915          914
Securities available-for-sale, at estimated
  market value (amortized cost of $41,901 and $43,960) ...........      42,449       44,496
Loans receivable, net of allowance for loan losses
  of $3,235 and $3,182) ..........................................     329,552      316,216
Accrued interest receivable ......................................       1,962        1,868
Investment in Federal Home Loan Bank stock, at cost ..............       3,758        3,703
Real estate owned, net ...........................................          31           46
Prepaid expenses and other assets ................................         319          783
Premises and equipment, at cost less accumulated depreciation.....       4,534        4,492
                                                                     ---------    ---------
      TOTAL ASSETS ...............................................   $ 388,910    $ 379,590
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .........................................................   $ 264,357    $ 254,723
Advances from Federal Home Loan Bank .............................      70,228       66,900
Advance payments by borrowers for taxes and insurance ............       1,431        1,923
Accrued interest payable .........................................         283          283
Accounts payable and other liabilities ...........................       1,004        1,655
SAIF special assessment ..........................................          --        1,824
                                                                     ---------    ---------
      Total liabilities ..........................................     337,303      327,308

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued ..........................          42           42
  Preferred stock, 5,000,000 shares authorized;
    none issued ..................................................          --           --
  Additional paid in capital .....................................      41,466       41,436
  Retained earnings ..............................................      24,738       24,250
  Unearned ESOP shares ...........................................      (2,668)      (2,751)
  Unearned Compensation (MSP) ....................................      (1,786)      (1,900)
  Treasury stock - 795,000 and 691,000 shares, at cost ...........     (10,547)      (9,149)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes ........................................         362          354
                                                                     ---------    ---------
      Total stockholders' equity .................................      51,607       52,282
                                                                     ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       CAPITAL ...................................................   $ 388,910    $ 379,590
                                                                     =========    =========

---------------------
* The consolidated balance sheet at September 30, 1996 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                             TECHE HOLDING COMPANY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)


                                                For Three Months
                                                  December 31,
                                               ------------------
                                                1996        1995
                                               -------    -------
INTEREST INCOME
  Interest and fees on loans................   $6,444      $5,294
  Interest and dividends on investments.....      276         440
  Interest on mortgage-backed securities....      552         446
  Other interest income.....................       35          30
                                               ------      ------
                                                7,307       6,210
INTEREST EXPENSE:
  Deposits..................................    3,163       2,919
  Advances from Federal Home Loan Bank......      915         316
                                               ------      ------
                                                4,078       3,235
NET INTEREST INCOME.........................    3,229       2,975
PROVISION FOR LOAN LOSSES...................       60          75
                                               ------      ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES...........................    3,169       2,900
                                               ------      ------

NON-INTEREST INCOME:
  Service charges and other.................      467         300
  Gain on sale of real estate owned.........        1           1
  Other income..............................       79          87
                                               ------      ------
TOTAL NON-INTEREST INCOME...................      547         388
                                               ------      ------
GAIN ON SALE OF SECURITIES..................        3          69
                                               ------      ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits........    1,166       1,007
  Occupancy expense.........................      399         350
  Marketing and professional................      207         137
  Other operating expenses..................      609         475
                                               ------      ------
      Total non-interest expense............    2,381       1,969
                                               ------      ------
INCOME BEFORE INCOME TAXES..................    1,338       1,388
                                               ------      ------
INCOME TAXES................................      455         478
                                               ------      ------
NET INCOME..................................   $  883      $  910
                                               ======      ======
EARNINGS PER COMMON SHARE                      $ 0.27        0.23
                                               ======        ====
DIVIDENDS DECLARED PER COMMON SHARE            $0.125       0.125
                                               ======       =====







See notes to unaudited consolidated financial statements.

                             TECHE HOLDING COMPANY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         For the Three Months
                                                                          Ended December 31,
                                                                         ---------------------
                                                                           1996        1995
                                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $    883    $    910
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................        (51)       (203)
      Provision for loan losses ......................................         60          75
      (Gain) on sale of securities ...................................         (3)        (69)
      Depreciation ...................................................        103          88
      Accretion of deferred loan fees and other ......................        (25)        (32)
      Accretion of discounts on loans ................................        (37)        (28)
      Payment of SAIF Special Assessment .............................     (1,824)         --
      Other items - net ..............................................        (18)        (35)
          Net cash provided by (used in) operating activities.........       (912)        706
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale ...............        (22)         --
  Purchase of mortgage-backed securities available for sale ..........         --          --
  Purchase of mortgage-backed securities held to maturity ............         --        (220)
  Purchase of investment securities held to maturity
  Principal repayments on mortgage-backed securities available
    for sale .........................................................      2,073         471
  Principal payments on mortgage-backed securities held to maturity...      1,966
  Loans originated, net of repayments ................................    (13,334)     (7,449)
  Investment in FHLB stock ...........................................        (55)        (44)
  Proceeds from sale of real estate owned ............................         15          17
  Purchase of premises and equipment .................................       (145)       (146)
  Sales of investment securities available for sale ..................         21         489
                                                                         --------    --------
      Net cash used in investing activities ..........................    (11,447)     (4,916)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................      9,634       5,527
  Net increase in FHLB advances ......................................      3,328         300
  Net decrease in advance payments by borrowers for
    taxes and insurance ..............................................       (492)       (351)
  Dividends paid .....................................................       (395)       (487)
  Repurchase of common stock for MSP .................................         --      (1,473)
  Purchase of common stock for treasury ..............................     (1,398)         --
                                                                         --------    --------
      Net cash provided by financing activities ......................     10,667       3,516
                                                                         --------    --------

NET DECREASE IN CASH .................................................     (1,682)       (694)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................      7,072       6,400
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...............................   $  5,390    $  5,706
                                                                         ========    ========



See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of and for the three month period ended December 31, 1996 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

      Earnings per share for the three month periods ended December 31, 1996 and 1995 are calculated by dividing the net earnings for the periods by the average shares outstanding of 3,221,000 and 3,928,000 shares for the three months ended December 31, 1996 and 1995, respectively.

NOTE 4 - SECURITIES RECLASSIFICATION

      On November 15, 1995, the Financial Accounting Standards Board issued implementation guidance with respect to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This guidance allowed a company to reassess its designation of securities as held-to- maturity and, if deemed appropriate, make a one time reclassification of held-to-maturity securities between November 15, 1995 and December 31, 1995. During this period, the Bank reclassified mortgage-backed and investment securities with an amortized cost of $42.0 million and a net unrealized gain of $1,018,000 ($672,000 net of income taxes) from securities held-to- maturity to securities available-for-sale.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 126 "Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities" which provides revised accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Corporation does not anticipate that the adoption of this statement in 1997 will have a significant effect on its financial condition or results of operations.

                             TECHE HOLDING COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

GENERAL

The Corporation's total assets at December 31, 1996 and September 30, 1996 totaled $388.9 million and $379.6 million, respectively, an increase $9.3 million or 2.45%.

Securities available-for-sale totaled $42.4 million at December 31, 1996, which represents a slight decrease of $2.0 million or 4.60% as compared to September 30, 1996.

Loans receivable increased $13.3 million or 4.22% due to loan origination.

Total deposits, after interest credited, at December 31, 1996 were $264.4 million which represents an increase of $9.6 million or 3.78% as compared to September 30, 1996.

Stockholders' equity decreased slightly to $51.6 million at December 31, 1996, from $52.3 million at September 30, 1996, primarily as a result of the purchase of common stock by the Corporation pursuant to its stock repurchase program offset by net income.

Advances increased $3.3 million or 5.0% due to increased lending needs.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND
1995

Net Income. The Corporation had net income of $883,000 for the three months ended December 31, 1996 as compared to net income of $910,000 for the three month period ended December 31, 1995. Earnings for the three months ended
December 31, 1996 represent a decrease of $27,000 compared to 1995. This decrease was primarily due to increased non-interest expenses offset somewhat by increases in both net interest income and non-interest income.

Total Interest Income. Total interest income increased by $1,097,000 or 17.7% to $7.3 million for the three months ended December 31, 1996, from $6.2 million for the three months ended December 31, 1995 due primarily to an increase in both the average balances of the loans and mortgage-backed securities portfolios. Interest income on loans increased $1.15 million or 21.72% to $6.4 million for the period ended December 31, 1996 from $5.3 million for the period ended December 31, 1995. The average yield on loans decreased to 7.93% for December 1996 from 8.11% for 1995, while the average yield on investment and mortgage-backed securities increased to 6.98% for December 1996 from 6.89% for 1995.

Total Interest Expense. Total interest expense increased to $4.1 million at December 31, 1996 from $3.2 million for the December 1995 period, due to an increase in market rates of interest and average balances and an increase in the average balance of advances.

Net Interest Income. Net interest income remained relatively stable, increasing $254,000 for the three month period ended December 31, 1996 as compared to the same period ended December 31, 1995.

Provision for Loan Losses. The provision for loan losses decreased to $60,000 for the three month period ended December 31, 1996, as compared to $75,000 for the same period ended December 31, 1995.

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

Non-interest Income. Total non-interest income increased by $159,000 from $388,000 in the three month period ended December 31, 1995 to $547,000 in the three month period ended December 31, 1996. This increase is due primarily to the increase of service fee income associated with increased demand account volume.

Non-interest Expense. Total non-interest expense increased by $412,000 over the periods compared. This increase can be mainly attributed to increases in total compensation resulting from the ESOP and other factors, including continued growth, and marketing fees for new products offered by the Bank, and stationary, supplies, postage and other operating expenses.

Gain (Loss) on Sale of Securities. The Company experienced a $3,000 gain on the sale of securities during the three months ended December 31, 1996 compared to a gain of $69,000 during the same period ended December 31, 1995.

Income Tax Expense. Income taxes decreased from $478,000 in 1995 to $455,000 in 1996 primarily due to an decrease in income before income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On December 31, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:

                                              Amount                Percent
                                              ------                -------
                                          (In thousands)

Tangible capital.....................          $44,405                 11.4%
Tangible capital requirement.........            5,829                  1.5
                                                ------                 ----
Excess over requirement..............          $38,576                  9.9%
                                                ======                 ====

Core capital.........................          $44,405                 11.4%
Core capital requirement.............           11,659                  3.0
                                                ------                 ----
Excess over requirement..............          $32,746                  8.4%
                                                ======                 ====

Risk based capital...................          $46,881                 22.1%
Risk based capital requirement.......           16,936                  8.0
                                                ------                 ----
Excess over requirement..............          $29,945                 14.1%
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

      The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. Historically, the Bank was able to fund its operations internally but has recently borrowed funds from the Federal Home Loan Bank of Dallas. As of December 31, 1996, such borrowed funds totaled $70.2 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements. Furthermore, from time to time, the Bank utilizes FHLB advances to the extent necessary to maintain its liquidity.

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

Additional Key Operating Ratios

                                              At or For the Three
                                                  Months Ended
                                                  December 31,
                                             ----------------------
                                             1996(1)        1995(1)
                                                  (Unaudited)
Return on average assets.................      0.92%         1.12%
Return on average equity.................      6.80%         5.89%
Average interest rate spread.............      2.64%         2.87%

Nonperforming assets to total assets.....      0.17%         0.35%
Nonperforming loans to total loans.......      0.20%         0.42%
Average net interest margin..............      3.43%         3.76%
Tangible book value per share............    $15.02        $14.59

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

            Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                Exhibit 27 - Financial Data Schedule (in electronic filing only)

            (b) Reports on Form 8-K

                None.

                    TECHE HOLDING COMPANY AND SUBSIDIARIES

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TECHE HOLDING COMPANY



Date: February 14, 1997         By: /s/Patrick O. Little, Jr.
                                    -------------------------
                                    Patrick O. Little, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: February 14, 1997         By: /s/J. L. Chauvin
                                    --------------------------
                                    J. L. Chauvin
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Officer)