Form 10-Q
period 1997-03-31
TECHE HOLDING CO
filed 1997-05-15
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               -------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                   72-128746
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                  70538
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212
                                                    ----------------------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 12, 1997.
                                                           ------------

         Class                                        Outstanding
---------------------------                         ----------------
$.01 par value common stock                         3,437,530 shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
             HOLDING COMPANY

Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis of Financial                6
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               10
Item 2.  Changes in Securities                                           10
Item 3.  Defaults upon Senior Securities                                 10
Item 4.  Submission of Matters to a Vote of Security Holders             10
Item 5.  Other Materially Important Events                               10
Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          At                    At
                                                                                       March 31,           September 30,
                                                                                         1997                  1996
                                                                                      -----------          -------------
                                                                                      (unaudited)
ASSETS
Cash and cash equivalents....................................................            $ 9,417              $  7,072
Certificates of deposit......................................................                922                   914
Securities available-for-sale, at estimated
  market value (amortized cost of $38,990 and $43,960).......................             39,093                44,496
Loans receivable, net of allowance for loan losses
  of $3,276 and $3,182)......................................................            333,118               316,216
Accrued interest receivable..................................................              1,972                 1,868
Investment in Federal Home Loan Bank stock, at cost..........................              3,811                 3,703
Real estate owned, net.......................................................                 52                    46
Prepaid expenses and other assets............................................                481                   783
Premises and equipment, at cost less accumulated depreciation................              4,690                 4,492
                                                                                          ------               -------
      TOTAL ASSETS...........................................................          $ 393,556              $379,590
                                                                                        ========               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................          $ 272,592              $254,723
Advances from Federal Home Loan Bank.........................................             65,091                66,900
Advance payments by borrowers for taxes and insurance........................              1,549                 1,923
Accrued interest payable.....................................................                296                   283
Accounts payable and other liabilities.......................................              1,663                 1,655
SAIF special assessment......................................................                 --                 1,824
                                                                                         -------             ---------
      Total liabilities......................................................            341,191               327,308

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                 --                    --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued......................................                 42                    42
  Additional paid in capital.................................................             41,509                41,436
  Retained earnings..........................................................             25,486                24,250
  Unearned ESOP shares.......................................................            (2,585)               (2,751)
  Unearned Compensation (MSP)................................................            (1,608)               (1,900)
  Treasury stock - 794,000 and 691,000 shares, at cost.......................           (10,547)               (9,149)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................                 68                   354
                                                                                         -------               -------
      Total stockholders' equity.............................................             52,365                52,282
                                                                                         -------               -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................           $393,556              $379,590
                                                                                         =======               =======

---------------------

* The consolidated balance sheet at September 30, 1996 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.
                                        1

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                           For Three Months                           For Six Months
                                                           Ended March 31,                            Ended March 31,
                                                --------------------------------------   -------------------------------------
                                                       1997                1996                1997                  1996
                                                ------------------   -----------------   -----------------   -----------------
INTEREST INCOME
  Interest and fees on loans...................        $ 6,527              $5,529             $12,971               $ 10,823
  Interest and dividends on investments........            273                 451                 549                    891
  Interest on mortgage-backed securities.......            499                 471               1,051                    917
  Other interest income........................             33                  29                  68                     59
                                                        ------              ------             -------                 ------
                                                         7,332               6,480              14,639                 12,690
                                                        ------              ------             -------                -------
INTEREST EXPENSE:
  Deposits.....................................          3,146               2,899               6,309                  5,818
  Advances from Federal Home Loan Bank.........            922                 389               1,837                    705
                                                        ------               -----             -------                 ------
                                                         4,068               3,288               8,146                  6,523
                                                        ------              ------              ------                 ------
NET INTEREST INCOME............................          3,264               3,192               6,493                  6,167
PROVISION FOR LOAN LOSSES......................             60                  75                 120                    150
                                                        ------              ------              ------                 ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES..............................          3,204               3,117               6,373                  6,017
                                                        ------              ------              ------                 ------

NON-INTEREST INCOME:
  Service charges and other....................            562                 314               1,059                    660
  Gain on sale of real estate owned............              8                   5                   9                      6
  Other income.................................             49                  52                  98                     93
                                                         -----              ------            --------                 ------
TOTAL NON-INTEREST INCOME......................            619                 371               1,166                    759
                                                         -----              ------             -------                 ------
GAIN ON SALE OF SECURITIES.....................            264                   3                 267                     72
                                                         -----             -------            --------                 ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits...........          1,226               1,072               2,392                  2,079
  Occupancy expense............................            456                 354                 855                    704
  Marketing and professional...................            194                 145                 401                    282
  Other operating expenses.....................            485                 588               1,094                  1,063
                                                       -------              ------             -------                 ------
      Total non-interest expense...............          2,361               2,159               4,742                  4,128
                                                       -------              ------             -------                 ------
INCOME BEFORE INCOME TAXES.....................          1,726               1,332               3,064                  2,720
                                                       -------              ------             -------                 ------
INCOME TAXES...................................            583                 453               1,038                    931
                                                       -------              ------             -------                -------
NET INCOME.....................................       $  1,143             $   879            $  2,026                $ 1,789
                                                       =======              ======             =======                 ======
EARNINGS PER COMMON SHARE                             $    .36             $   .23            $    .63                $   .46
                                                      ========             =======             =======                =======
DIVIDENDS DECLARED PER COMMON SHARE                   $   .125             $  .125            $    .25                $   .25
                                                      ========             =======            ========                =======



See notes to unaudited consolidated financial statements.
                                        2

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               For the Six Months
                                                                                                Ended March 31,
                                                                                            ---------------------------
                                                                                             1997              1996
                                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................         $ 2,026           $ 1,789
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities.............................................           (101)             (364)
      Provision for loan losses....................................................             120               150
      (Gain) on sale of securities.................................................           (267)              (72)
      Depreciation.................................................................             212               168
      Accretion of deferred loan fees and other....................................            (34)              (98)
      Accretion of discounts on loans..............................................            (86)             (103)
      Payment of SAIF Special Assessment...........................................         (1,824)                --
      Other items - net............................................................             868               241
                                                                                             ------            ------
          Net cash provided by operating activities................................             914             1,711
                                                                                              -----            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale.............................            (22)             (160)
  Purchase of mortgage-backed securities available for sale........................              --           (8,093)
  Purchase of mortgage-backed securities held to maturity..........................              --             (220)
  Principal repayments on mortgage-backed securities available
    for sale.......................................................................           4,503             3,747
  Principal payments on securities held to maturity................................              --             1,966
  Loans originated, net of repayments..............................................        (16,902)           (17,307)
  Investment in FHLB stock.........................................................           (108)              (84)
  Proceeds from sale of real estate owned..........................................              15               137
  Purchase of premises and equipment...............................................           (410)             (384)
  Sales of investment securities available for sale................................             857               542
                                                                                            -------            ------
      Net cash used in investing activities........................................        (12,067)          (19,856)
                                                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................          17,869             7,615
  Net (decrease) increase in FHLB advances.........................................         (1,809)            17,900
  Net decrease in advance payments by borrowers for
    taxes and insurance............................................................           (374)             (242)
  Dividends paid...................................................................           (790)           (1,452)
  Repurchase of common stock for MSP...............................................              --           (2,325)
  Purchase of common stock for treasury............................................         (1,398)           (1,881)
                                                                                            -------         ---------
      Net cash provided by financing activities....................................          13,498            19,615
                                                                                           --------           -------

NET INCREASE IN CASH...............................................................           2,345             1,470
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................           7,072             6,400
                                                                                             ------            ------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................................         $ 9,417           $ 7,870
                                                                                             ======            ======


See notes to unaudited consolidated financial statements.
                                        3

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 1997 include the accounts of Teche Holding Company (the "Corporations") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Earnings per share for the three and six month periods ended March 31, 1997 and 1996 are calculated by dividing the net earnings for the periods by the average shares outstanding of 3,171,000 and 3,884,000 shares for the three months ended March 31, 1997 and 1996, and 3,199,000 and 3,906,000 shares for the six months ended March 31, 1997 and 1996, respectively.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

          Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB
          Statement No. 125" (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company has prospectively adopted SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

          Earnings per Share. On March 3, 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, "Earnings per Share," and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The computation of EPS will be compatible with international standards, as the International Accounting Standards Committee recently issued a comparable standard.

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at March 31, 1997 and September 30, 1996 totaled $393.6 million and $379.6 million, respectively, an increase of 3.7%, primarily due to increases in loans and deposits.

Securities available-for-sale totaled $39.1 million at March 31, 1997, which represents a decrease of $5.4 million or 12.1% as compared to September 30, 1996 as the Corporation sold an investment in equity securities and the funds, including those from maturing mortgage-backed securities, were invested in loans.

Loans receivable, net of the allowance for loan losses increased $16.9 million or 5.4% due to loan originations.

Total deposits, after interest credited, at March 31, 1997 were $272.6 million which represents an increase of 7.0% as compared to September 30, 1996.

Stockholders' equity increased slightly from September 30, 1996 to March 31, 1997, primarily as a result of net income offset somewhat by the purchase of common stock by the Corporation pursuant to its stock repurchase program and the payment of dividends.


COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
1997 AND 1996

Net Income. The Corporation had net income of $1.1 million and $2.0 million for the three and six months ended March 31, 1997 as compared to net income of $.9 million and $1.8 million for the three and six month periods ended March 31, 1996, respectively. The increase during both periods was due primarily to the sale of equity securities. Earnings, before the gain on the sale of equity securities ("core earnings") for the three and nine months ended March 31, 1997 were $1.0 million and $1.9 million, respectively. This increase in core earnings was primarily due to increased net interest income offset somewhat by increased non-interest expenses.

Total Interest Income. Total interest income increased by $.9 million or 13.1% and $1.9 million or 15.4% for the three and six months ended March 31, 1997, respectively, as compared to the same period ending March 31, 1996 due primarily to an increase in the average balances of the loans. The average yield on loans decreased to 7.87% for the six months ended March 31, 1997 from 8.13% in 1996. This decrease was offset somewhat by an increase in interest and/or dividends earned on mortgage-backed and investment securities available for sale.

Total Interest Expense. Total interest expense increased 23.7% and 24.9% for the three and six month periods due to an increase in market rates of interest and average balances of deposits and borrowings.

Net Interest Income. Net interest income remained relatively stable, increasing 2.3% and 5.3% for the three and six month periods ended March 31, 1997 as compared to the same periods ended March 31, 1996.

Provision for Loan Losses. The provision for loan losses decreased $15,000 and $30,000 for the three month and six month periods.

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

Non-interest Income. Total non-interest income increased during both periods primarily due to an increase in service fee income associated with increased demand account volume.

Non-interest Expense. Total non-interest expense increased both periods due primarily to increases in total compensation resulting from the ESOP and other factors, including continued growth, and marketing fees for new products offered by the Bank, and stationary, supplies, postage and other operating expenses. Such increases were offset somewhat by decreased deposit insurance costs.

Gain on Sale of Securities. The Company experienced gains of $264,000 and $267,000 on the sale of securities during the three and six months ended March 31, 1997 compared to gains of $3,000 and $72,000 during the same periods ended March 31, 1996. The increases during both periods in fiscal 1997 were due to the sale by the Company of certain equity securities holdings.

Income Tax Expense. Income taxes increased during the periods primarily due to an increase in income before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On March 31, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                         Amount            Percent
                                                         ------            -------
                                                     (In thousands)

Tangible capital..............................            $45,582            11.53%
Tangible capital requirement..................              5,929             1.50
                                                           ------            -----
Excess over requirement.......................            $39,653            10.03%
                                                           ======            =====

Core capital..................................            $45,582            11.53%
Core capital requirement......................             11,857             3.00
                                                           ------            -----
Excess over requirement.......................            $33,725             8.53%
                                                           ======            =====

Risk based capital............................            $48,034            22.90%
Risk based capital requirement................             16,781             8.00
                                                           ------            -----
Excess over requirement.......................            $31,253            14.90%
                                                           ======            =====



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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. Historically, the Bank was able to fund its operations internally but has recently borrowed funds from the Federal Home Loan Bank of Dallas. As of March 31, 1997, such borrowed funds totaled $65 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Additional Key Operating Ratios

                                                        At or For the Three Months              At or For Six Months
                                                                  Ended                                Ended
                                                                March 31,                            March 31,
                                                      ------------------------------        -----------------------------
                                                       1997(1)            1996(1)           1997(1)          1996(1)
                                                       -------            -------           -------          -------
                                                                                                  (Unaudited)
Return on average assets......................              1.17%              1.05%             1.05%            1.08%
Return on average equity......................              8.80%              5.81%             7.80%            5.86%
Average interest rate spread..................              2.66%              3.09%             2.65%            2.97%
Nonperforming assets to total assets..........              0.27%              0.24%             0.27%            0.29%
Nonperforming loans to total loans............              0.31%              0.31%             0.20%            0.26%
Average net interest margin...................              3.42%              3.91%             3.42%            3.81%
Tangible book value per share.................            $15.23             $15.02            $15.23           $15.02


--------------------
(1)      Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

                  Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.  CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On January 22, 1997, the Corporation held its annual meeting of stockholders and the following items were presented:

                  Election of Directors Henry L. Friedman, Robert Earl Mouton, Christrian Oliver, and W. Ross Little, Jr. for terms of three years ending in 2000. Mr. Friedman received 2,808,638 votes in favor and 17,203 votes were withheld. Mr. Mouton received  2,808,638  votes  in  favor and  17,203  votes  were withheld.  Mr. Oliver received  2,808,488  votes in  favor and
                  17,353 votes were withheld. Mr. Little received 2,808,508 votes in favor and 17,333 votes were withheld.

                  Ratification of the appointment of Deloitte & Touche LLP as the Corporation's auditors for the 1997 fiscal year. Deloitte & Touche LLP was ratified as the Corporation's auditors with 2,775,789 votes for, 27,602 votes against, and 22,450 abstentions.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits

                          Exhibit 27 - Financial Data Schedule (in electroni filing only)

                  (b)     Reports on Form 8-K

                          None.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHE HOLDING COMPANY



Date: May 15, 1997           By:   /s/Patrick O. Little
                                   ---------------------------------------------
                                   Patrick O. Little
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: May 15, 1997           By:   /s/J. L. Chauvin
                                   ---------------------------------------------
                                   J. L. Chauvin
                                   Vice President and Chief Financial Officer
                                   (Principal Officer)