Form 10-Q
period 1997-06-30
TECHE HOLDING CO
filed 1997-08-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number   0-25538
                                                -----------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                   72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                                70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate  the  number of  shares  outstanding  of each of the  issuer's
classes of common stock, as of the latest practicable date July 31, 1997   .
                                                          -----------------

          Class                                              Outstanding
---------------------------                                ----------------
$.01 par value common stock                                3,437,530 shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

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

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        At                   At
                                                                                     June 30,           September 30,
                                                                                       1997                 1996
                                                                                  ----------------     --------------
                                                                                    (unaudited)
ASSETS
Cash and cash equivalents....................................................           $  9,874           $  7,072
Certificates of deposit......................................................                631                914
Securities available-for-sale, at estimated
  market value (amortized cost of $40,753 and $43,960).......................             41,133             44,496
Loans receivable, net of allowance for loan losses
  of $3,315 and $3,182)......................................................            341,786            316,216
Accrued interest receivable..................................................              2,176              1,868
Investment in Federal Home Loan Bank stock, at cost..........................              3,868              3,703
Real estate owned, net.......................................................                 51                 46
Prepaid expenses and other assets............................................                645                783
Premises and equipment, at cost less accumulated depreciation................              6,089              4,492
                                                                                         -------            -------
      TOTAL ASSETS...........................................................           $406,253           $379,590
                                                                                         =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................            278,546           $254,723
Advances from Federal Home Loan Bank.........................................             70,474             66,900
Advance payments by borrowers for taxes and insurance........................              1,616              1,923
Accrued interest payable.....................................................                255                283
Accounts payable and other liabilities.......................................              1,978              1,655
SAIF special assessment......................................................                 --              1,824
                                                                                         -------            -------
      Total liabilities......................................................            352,869            327,308

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                 --                 --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued......................................                 42                 42
  Additional paid in capital.................................................             41,573             41,436
  Retained earnings..........................................................             25,999             24,250
  Unearned ESOP shares.......................................................             (2,502)            (2,751)
  Unearned Compensation (MSP)................................................             (1,432)            (1,900)
  Treasury stock - 794,000 and 691,000 shares, at cost.......................            (10,547)            (9,149)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................                251                354
                                                                                         -------            -------
      Total stockholders' equity.............................................             53,384             52,282
                                                                                         -------            -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................           $406,253           $379,590
                                                                                         =======            =======

---------------------
* The consolidated balance sheet at September 30, 1996 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.  1

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                     For Three Months                           For Nine Months
                                                                       Ended June 30,                           Ended June 30,
                                                          --------------------------------------   ---------------------------
                                                                 1997                1996                1997              1996
                                                          ------------------   -----------------   -----------------   ------------
INTEREST INCOME
  Interest and fees on loans...........................       $ 6,682              $5,764             $19,654           $ 16,587
  Interest and dividends on investments................           265                 413                 815              1,304
  Interest on mortgage-backed securities...............           494                 559               1,546              1,476
  Other interest income................................            45                  44                 111                103
                                                                -----               -----              ------            -------
                                                                7,486               6,780              22,126             19,470
                                                                -----               -----              ------            -------
INTEREST EXPENSE:
  Deposits.............................................         3,334               2,876               9,644              8,694
  Advances from Federal Home Loan Bank.................           865                 706               2,703              1,411
                                                                -----               -----              ------            -------
                                                                4,199               3,582              12,347             10,105
                                                                -----               -----              ------            -------
NET INTEREST INCOME....................................         3,287               3,198               9,779              9,365
PROVISION FOR LOAN LOSSES..............................            60                  75                 180                225
                                                                -----               -----              ------            -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................         3,227               3,123               9,599              9,140
                                                                -----               -----              ------            -------

NON-INTEREST INCOME:
  Service charges and other............................           586                 398               1,646              1,058
  Gain on sale of real estate owned....................            12                   4                  21                 10
  Other income.........................................            51                 215                 148                308
                                                                -----               -----              ------            -------
TOTAL NON-INTEREST INCOME..............................           649                 617               1,815              1,376
                                                                -----               -----              ------            -------
GAIN ON SALE OF SECURITIES.............................             3                  15                 270                 87
                                                                -----               -----              ------            -------

NON-INTEREST EXPENSE:
  Compensation and employee benefits...................         1,321               1,088               3,712              3,167
  Occupancy expense....................................           466                 359               1,321              1,063
  Marketing and professional...........................           171                 152                 573                434
  Other operating expenses.............................           537                 641               1,630              1,704
                                                                -----               -----              ------            -------
      Total non-interest expense.......................         2,495               2,240               7,236              6,368
                                                                -----               -----              ------            -------
INCOME BEFORE INCOME TAXES.............................         1,384               1,515               4,448              4,235
                                                                                    -----              ------            -------
INCOME TAXES...........................................           473                 525               1,511              1,455
                                                                -----               -----              ------            -------
NET INCOME.............................................       $   911              $  990             $ 2,937           $  2,780
                                                                =====               =====              ======            =======

PRIMARY EARNINGS PER COMMON SHARE......................       $   .29              $  .27             $   .92           $    .72
                                                                =====               =====              ======            =======
FULLY DILUTED EARNINGS PER
  COMMON SHARE.........................................       $   .28                 N/A             $   .89                N/A
                                                                =====                                  ======

DIVIDENDS DECLARED PER COMMON SHARE....................       $  .125              $ .125             $  .375           $   .375
                                                                =====               =====              ======            =======







See notes to unaudited consolidated financial statements.    2

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            For the Nine Months
                                                                                               Ended June 30,
                                                                                         -------------------------
                                                                                           1997             1996
                                                                                         -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................      $ 2,934          $ 2,780
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities.............................................         (158)            (521)
      Provision for loan losses....................................................          180              225
      (Gain) on sale of securities.................................................         (270)             (87)
      Depreciation.................................................................          339              261
      Accretion of deferred loan fees and other....................................          (77)            (158)
      Accretion of discounts on loans..............................................         (114)            (130)
      Payment of SAIF Special Assessment...........................................       (1,824)              --
      Other items - net............................................................        1,295              575
                                                                                          ------           ------
          Net cash provided by operating activities................................        2,305            2,945
                                                                                          ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale.............................          (22)            (648)
  Purchase of mortgage-backed securities available for sale........................       (5,049)         (12,075)
  Proceeds from maturities of investment securities
    available-for-sale.............................................................        2,050            3,000
  Principal repayments on mortgage-backed securities available
    for sale.......................................................................        5,799            5,004
  Principal repayments on mortgage-backed securities held
    to maturity....................................................................           --            1,966
  Principal payments on securities held to maturity................................           --               --
  Loans originated, net of repayments..............................................      (25,559)         (40,923)
  Investment in FHLB stock.........................................................         (165)            (747)
  Proceeds from sale of real estate owned..........................................           15              340
  Purchase of premises and equipment...............................................       (1,936)            (580)
  Sales of investment securities available for sale................................          857              935
                                                                                          ------           ------
      Net cash used in investing activities........................................      (24,010)         (43,728)
                                                                                          ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................       23,823            8,655
  Net increase in FHLB advances....................................................        3,574           43,336
  Net decrease in advance payments by borrowers for
    taxes and insurance............................................................         (307)            (163)
  Dividends paid...................................................................       (1,185)          (1,906)
  Repurchase of common stock for MSP...............................................           --           (2,320)
  Purchase of common stock for treasury............................................       (1,398)          (4,853)
                                                                                          ------           ------
      Net cash provided by financing activities....................................       24,507           42,749
                                                                                          ------           ------

NET INCREASE IN CASH...............................................................        2,802            1,966
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................        7,072            6,400
                                                                                          ------           ------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................................      $ 9,874          $ 8,366
                                                                                          ======           ======



See notes to unaudited consolidated financial statements.     3

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 1997 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Primary earnings per share for the three and nine month periods ended June 30, 1997 and 1996 are calculated by dividing the net earnings for the periods by the average shares outstanding of 3,183,000 and 3,720,000 shares for the three months ended June 30, 1997 and 1996, and 3,193,000 and 3,844,000 shares for the nine months ended June 30, 1997 and 1996, respectively.

         Fully diluted earnings per share reflect the maximum dilution that would have resulted from the exercise of all stock options. Fully diluted earnings per share for the three and nine month periods ended June 30, 1997 are calculated by dividing the net earnings for the period by the total of average shares outstanding and the dilutive securities of 3,300,000 and 3,310,000 shares for the three and nine months periods ended June 30, 1997. Fully diluted earnings per share were not reported in 1996 since the effect was not material.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB
         Statement No. 125" (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company has prospectively adopted SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

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

         Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard on October 1, 1998, as required.

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at June 30, 1997 and September 30, 1996 totaled $406.3 million and $379.6 million, respectively, an increase of 7.0%, primarily due to increases in loans and deposits.

Securities available-for-sale totaled $41.1 million at June 30, 1997, which represents a decrease of $3.4 million or 7.5% as compared to September 30, 1996 as the Corporation sold an investment in equity securities and the funds, including those from maturing mortgage-backed securities and investments, were invested in loans.

Loans receivable, net of the allowance for loan losses increased $25.6 million or 8.1% due to loan originations.

Total deposits, after interest credited, at June 30, 1997 were $278.5 million which represents an increase of 9.4% as compared to September 30, 1996.

Stockholders' equity increased slightly from September 30, 1996 to June 30, 1997, primarily as a result of net income offset somewhat by stock repurchases and the payment of dividends.


COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997
AND 1996

Net Income. The Corporation had net income of $911,000 and $2.9 million for the three and nine months ended June 30, 1997 as compared to net income of $990,000 and $2.8 million for the three and nine month periods ended June 30, 1996, respectively. The increase during nine month period was due primarily to the sale of equity securities. Earnings, before the gain on the sale of equity securities ("core earnings") for the nine months ended June 30, 1997 were $2.8 million. This increase in core earnings was primarily due to increased net interest income offset somewhat by increased non-interest expenses.

Total Interest Income. Total interest income increased by $706,000 or 10.4% and $2.7 million or 13.6% for the three and nine months ended June 30, 1997, respectively, as compared to the same periods ending June 30, 1996 due primarily to an increase in the average balances of the loans. The average yield on loans decreased to 7.87% for the nine months ended June 30, 1997 from 8.06% in 1996. This decrease was offset somewhat by an increase in interest and/or dividends earned on mortgage-backed and investment securities available for sale.

Total Interest Expense. Total interest expense increased 17.2% and 22.2% for the three and nine month periods due to an increase in market rates of interest and average balances of deposits and borrowings.

Net Interest Income. Net interest income remained relatively stable, increasing 2.8% and 4.4% for the three and nine month periods ended June 30, 1997 as compared to the same periods ended June 30, 1996.

Provision for Loan Losses. The provision for loan losses decreased $15,000 and $45,000 for the three month and nine month periods.

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

Gain on Sale of Securities. The Company experienced a gain of $270,000 on the sale of securities during the three and nine months ended June 30, 1997 compared to a gain of $87,000 during the same period ended June 30, 1996. The increases during fiscal 1997 were due to the sale by the Company of certain equity securities holdings which was not present in 1996.

Income Tax Expense. Income taxes increased during the periods primarily due to an increase in income before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On June 30, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                              Amount             Percent
                                                              ------             -------
                                                          (In thousands)

Tangible capital......................................        $46,906             11.60%
Tangible capital requirement..........................          6,073              1.50
                                                               ------             -----
Excess over requirement...............................        $40,833             10.10%
                                                               ======             =====

Core capital..........................................        $46,906             11.60%
Core capital requirement..............................         12,147              3.00
                                                               ------             -----
Excess over requirement...............................        $34,759              8.60%
                                                               ======             =====

Risk based capital....................................        $49,560             21.93%
Risk based capital requirement........................         18,076              8.00
                                                               ------             -----
Excess over requirement...............................        $31,484             13.93%
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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. Historically, the Bank was able to fund its operations internally but has recently borrowed funds from the Federal Home Loan Bank of Dallas. As of June 30, 1997, such borrowed funds totaled $70.5 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         In June 1997, the Corporation purchased property in Lafayette, Louisiana for the purpose of establishing a branch office. Furthermore, the Bank is in the process of renovating its branch office in Bayon Vista and plans to establish an additional branch office in Franklin, Louisiana. Although the impact of such capital expenditures cannot be determined at this time, these expenditures are expected to increase the Bank's presence in its communities.

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

Additional Key Operating Ratios


                                                      At or For the Three Months             At or For Nine Months
                                                                Ended                                Ended
                                                               June 30,                             June 30,
                                                            --------------                       --------------
                                                       1997(1)            1996(1)           1997(1)          1996(1)
                                                       -------            -------           -------          -------
                                                                                                  (Unaudited)
Primary Earnings per Common Share:
  Before Gain on Sale of Securities...........          $0.29              $0.26             $0.86            $0.71
  After Gain on Sale of Securities............          $0.29              $0.27             $0.92            $0.72
Fully Diluted Earnings per Common
Share:
  Before Gain on Sale of Securities...........          $0.28                N/A             $0.83              N/A
  After Gain on Sale of Securities............          $0.28                N/A             $0.89              N/A
Annualized Return on Avg. Assets:
  Before Gain on Sale of Securities...........           0.93%              1.10%             0.95%            1.06%
  After Gain on Sale of Securities............           0.93%              1.11%             1.01%            1.08%
Annualized Return on Avg. Equity:
  Before Gain on Sale of Securities...........           6.88%              6.74%             7.04%            6.04%
  After Gain on Sale of Securities............           6.89%              6.81%             7.49%            6.17%
Net Interest Margin...........................           3.43%              3.42%             3.43%            3.42%
Other Expenses/Average Assets.................           2.55%              2.51%             2.48%            2.48%
Other Income/Average Assets...................           0.66%              0.69%             0.62%            0.54%

--------------------
(1)      Annualized where appropriate.

Selected Financial Data

                                            June 30, 1997     September 30, 1996
                                          -----------------  -------------------

Ratio of Equity to Assets..............          13.1%               13.8%
Book Value per Common Share............         $15.53              $14.76
Non-performing Assets/Total
Assets.................................           0.27%               0.16%

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1997. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1997 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 27 - Financial Data Schedule (in electronic filing only)

         (b)     Reports on Form 8-K

                 On May 3, 1997, the Company filed a Current Report on Form 8-K announcing the adoption of a 5% stock repurchase plan. (Items 5,7)

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TECHE HOLDING COMPANY



Date: August 14, 1997           By:  /s/Patrick O. Little
                                     -------------------------------------
                                     Patrick O. Little
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 14, 1997           By:  /s/J. L. Chauvin
                                    -----------------
                                    J. L. Chauvin
                                    Vice President and Chief Financial Officer
                                    (Principal Officer)