Form 10-K405
period 1997-09-30
TECHE HOLDING CO
filed 1997-12-29
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    September 30, 1997
                          ------------------------------------------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    -------------------
Commission Number:  0-25538

                              TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Louisiana                                      72-128746
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
  or organization)                                        Identification No.)

211 Willow Street                                              70538
----------------------------------------                  -------------------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code:         (318) 828-3212
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on which Registered
   -------------------                 -----------------------------------------

   Common Stock, par value                      American Stock Exchange
   $.01 per share

Securities registered pursuant to Section 12(g) of the Act:     None
                                                             ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange, Inc., on December 22, 1997, was $63.2 million (2,778,821 shares at $22.75 per share).

     As of December 22, 1997 there were issued and outstanding 3,437,530 shares of the Registrant's Common Stock. DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997. (Parts I, II and IV)

2.   Portions  of  the  Proxy   Statement   for  the  1996  Annual   Meeting  of
     Stockholders. (Part III)

                                      INDEX

PART I                                                                                                         Page

Item 1.     Business...........................................................................................     1

Item 2.     Properties.........................................................................................    29

Item 3.     Legal Proceedings..................................................................................    29

Item 4.     Submission of Matters to a Vote of Security-Holders................................................    29

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..............................    29

Item 6.     Selected Financial Data............................................................................    29

Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................................................    30

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.........................................    30

Item 8.     Financial Statements and Supplementary Data........................................................    30

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure........................................................................................   30

PART III

Item 10.    Directors and Executive Officers of the Registrant..................................................   30

Item 11.    Executive Compensation..............................................................................   30

Item 12.    Security Ownership of Certain Beneficial Owners and Management......................................   30

Item 13.    Certain Relationships and Related Transactions......................................................   31

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................   31

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

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin and Terrebonne Parishes, Louisiana (the "Primary Market Area"). Teche Federal conducts its business from its main office in Franklin, Louisiana and eight full service branch offices located in Morgan City, Bayou Vista, New Iberia (two offices), Lafayette (two offices), Breaux Bridge and Houma, Louisiana. The Bank also maintains a loan production office in Lafayette.

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                   At September 30,
                             ---------------------------------------------------------------------------------------------
                                   1997               1996               1995             1994                1993
                             ------------------ ----------------- ------------------ -------------------  ----------------
                                       Percent            Percent           Percent            Percent            Percent
                               Amount  of Total   Amount of Total   Amount  of Total Amount    of Total   Amount  of Total
                               ------  --------   ------ --------   ------  -------- ------    --------   ------  --------
                                                                   (Dollars in Thousands)
Residential real
estate mortgage loans:
  One- to four-family....    $310,306   86.25%  $288,109  87.03%  $234,329   87.49%  $213,325    86.27% $187,185    85.47%
  Construction/
    permanent loans......      11,067    3.08     13,740   4.15      8,097    3.02     11,676     4.72    10,976     5.01
  Multi-family...........       2,839     .79      3,006    .91      2,871    1.07      2,144      .87     2,126      .97
Commercial real
  estate loans...........       6,897    1.92      7,346   2.22      7,540    2.82      7,152     2.89     7,627     3.48
Land loans...............       2,634     .73      2,844    .86      2,288     .85      1,858      .75     1,778      .81

Consumer loans:
  Loans on
    savings accounts.....       5,984    1.66      5,657   1.71      6,260    2.34      5,312     2.15     4,912     2.24
  Other..................      20,049    5.57     10,343   3.12      6,441    2.41      5,796     2.35     4,403     2.02
                             --------  ------   -------- ------    -------  ------   --------   ------  --------   ------
        Total loans......     359,776  100.00%   331,045 100.00%   267,826  100.00%   247,263   100.00%  219,007   100.00%
                                       ======            ======             ======              ======             ======
Less:
  Allowance for
    loan losses..........       3,355              3,182             2,966              2,778              2,193
  Deferred loan fees.....         860              1,122             1,266              1,308              1,120
  Undisbursed portion
    of loans-in-process..       8,686             10,525             5,725              9,633              8,310
                             --------           --------          --------           --------           --------
        Net loans........    $346,875           $316,216          $257,869           $233,544           $207,384
                              =======           ========           =======            =======            =======

         Origination, Purchase and Repayment of Loans. The following table sets forth the Bank's loan originations and loan purchases and principal repayments for the periods indicated. The Bank originates loans for retention in its portfolio and did not sell loans during the periods indicated.

                                                                           Year Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                      1997            1996           1995             1994               1993
                                                      ----            ----           ----             ----               ----
                                                                               (In Thousands)

Total gross loans receivable at
  beginning of year.........................       $331,045        $267,826        $247,263          $219,007          $198,488
                                                    =======         =======         =======           =======           =======
Loans originated:
  One- to four-family residential...........         49,705          70,730          33,010          $ 36,702          $ 27,434
  Residential construction/permanent(1).....         18,968          23,049          15,110            22,933            18,379
  Multi-family residential..................            167              --              --               268               982
  Land and non-residential real estate......          1,271           3,579           1,970             1,601             1,149
  Consumer loans............................         16,889          11,402          11,280             8,108             4,393
                                                     ------         -------          ------             -----            ------
      Total loans originated................         87,000         108,760          61,370            69,612            52,337
                                                     ------         -------          ------            ------            ------
Reductions in principal - primarily due
 to loan repayments and prepayments ........        (58,269)        (45,541)        (40,807)          (41,356)          (31,818)
                                                    -------         -------         -------           -------           -------
Net loan activity...........................       $ 28,731        $ 63,219        $ 20,563          $ 28,256          $ 20,519
                                                    =======         =======         =======           =======           =======

Total gross loans receivable at end of year.       $359,776        $331,045        $267,826          $247,263          $219,007
                                                    =======         =======         =======           =======           =======


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

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                       One- to     Residential                                                   All
                                        Four-      Construction/     Multi-        Commercial                   Other
                                       Family       Permanent        Family        Real Estate         Land     Loans      Total
                                       ------      ------------      ------        -----------         ----     -----      -----
                                                                            (In Thousands)
Amounts due:
  1 year or less.....................$      337      $      --       $  111            $     2      $     6    $ 5,366  $   5,822
                                      ---------       --------        -----             ------       ------     ------   --------
  After 1 year:
    More than 1 year to 3 years......     1,250             --           --                104           96      5,023      6,473
    More than 3 years to 5 years.....     3,660             --           80                613          231      7,803     12,387
    More than 5 years to 10 years....    37,394             --          423              2,273        1,022      5,304     46,416
    More than 10 years to 20 years...   121,068          3,662        1,190              3,626        1,112      2,255    132,913
    More than 20 years...............   146,597          7,405        1,035                279          167        282    155,765
                                        -------         ------        -----              -----        -----    -------    -------

      Total due after September 30,
         1998........................   309,969         11,067        2,728              6,895        2,628     20,667    353,954
                                        -------         ------        -----              -----        -----     ------    -------

      Total amount due...............  $310,306        $11,067       $2,839             $6,897       $2,634    $26,033   $359,776
                                        =======         ======        =====              =====        =====     ======    =======


         The following table sets forth the dollar amount of all loans due after September 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                    Floating or
                                         Fixed       Adjustable
                                         Rates        Rates (1)        Total
                                         -----        ---------        -----
                                                    (In Thousands)

One- to four-family..................  $159,042        $150,927      $309,969
Residential construction/permanent...     3,695           7,372        11,067
Other................................    24,232           8,686        32,918
                                        -------         -------       -------
      Total..........................  $186,969        $166,985      $353,954
                                        =======         =======       =======

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

         The Bank currently offers ARMs with terms of up to 30 years that initially adjust on the first, third, fifth or tenth year after origination and annually thereafter. The Bank began offering ARMs in 1981. The Bank originated $44.6 million of ARMs during the year ended September 30, 1997, of which $8.3 million will first adjust annually after five years. The initial rate is determined by the Bank in accordance with market and competitive factors. Historically, the predominant index was based on the monthly median cost of funds at all SAIF insured financial institutions. For ARMs originated after December 31, 1994, the Bank uses an index based on the one-year U.S. Treasury Bill rate adjusted to constant maturity. The terms and conditions of the ARM loans held by the Bank are varied, partially due to changing market conditions and partially due to the acquisition by the Bank of loans of First Federal in Breaux Bridge from the RTC, Community Homestead in Houma and other loan purchases. The Bank's current ARM originations adjust by a maximum of 2.0% per adjustment, with a current lifetime cap of 11.875%.

         The Bank offers fixed-rate mortgages with terms of up to 30 years, which amortize monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds.
The Bank originates and holds its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $22.7 million of fixed-rate mortgage loans during the year ended September 30, 1997.

         The Bank offers home equity loans on single family owner-occupied residences. At September 30, 1997, home equity mortgage loans totaled $8.2 million. Home equity loans are offered as fixed-rate loans for a term not to exceed 15 years or ARMs for terms up to 30 years. The underwriting standards for second mortgage loans are the same as the Bank's standards applicable to one- to four-family residences.

         Residential Construction/Permanent Loans. The Bank's construction loans have primarily been made to finance the construction of owner-occupied single-family owner occupied residential properties and, to a limited extent, single family housing for sale by contractors. Construction/permanent loans generally are made to customers of the Bank in its Primary Market Area. The Bank offers construction/permanent loans in amounts up to 80% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans to individuals generally do not pay off at completion of the construction phase, but are automatically transferred to the Bank's one- to four-family residential portfolio. These single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced for the construction for a period of up to six months at the end of which time the loan converts to a permanent mortgage. While construction lending is generally considered to involve a higher degree of risk than financing of existing residential properties, at September 30, 1997, no construction/permanent loans were delinquent.

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

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 1997 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $1.7 million with no single loan larger than $363,000.

         Land Loans. At September 30, 1997, the Bank had $2.6 million invested in residential lot loans to individuals.

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

         Loans secured by deposits at the Bank are typically made for no more than 90% of the deposit and at an interest rate 2% above the rate paid on the deposit. At September 30, 1997, the Bank had $6.0 million of loans secured by deposits.

         Teche Federal also originates automobile and mobile home loans. At September 30, 1997, $5.7 million and $.7 million consisted of automobile and mobile home loans, respectively.

         The Bank has recently instituted a credit card program whereby customers are offered revolving credit through Teche Federal credit cards which are serviced by a third-party vender. At September 30, 1997, such credit cards had a balance of $1.7 million.

         Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate risk management. However, consumer loans generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. These loans may also give rise to defenses by the borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral. The Bank's risks associated with consumer loans have been further limited by the modest amount of consumer loans made by the Bank. At September 30, 1997, the Bank had approximately $.1 million in consumer loans delinquent more than 90 days.

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

         Loan Commitments. Teche Federal issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 30 days of the date of issuance. Commitments for consumer loans, which are not given in writing, expire 30 days after issuance. At September 30, 1997, the Bank had $13.6 million of commitments to originate mortgage loans, including $8.7 million of the undisbursed portion of loans-in-process.

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $6.5 million as of September 30, 1997.

         At September 30, 1997, the Bank's largest lending relationship consisted of a $750,000 construction/permanent loan to a non-profit corporation for the construction of a 60-apartment complex for the elderly and low income families in Alexandria, Louisiana. This project was funded with a $1.2 million grant from the Affordable Housing Program of the FHLB of Dallas and a $755,000 loan from the Bank which is fully guaranteed by the U.S. Department of Housing and Urban Development ("HUD"). The project is currently in use. The next five largest lending relationships at September 30, 1997 ranged from $405,000 to $570,000 and were secured primarily by apartment complexes and commercial properties located in the Bank's Primary Market Area. Of these loans, $1.3 million are classified as substandard. See "-- Non-performing and Problem Assets --Classified Assets."

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

                                                                                      At September 30,
                                                                   -----------------------------------------------
                                                                     1997       1996      1995       1994     1993
                                                                     ----       ----      ----       ----     ----
                                                                                  (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ................................................   $ 1,028    $  544    $   584    $   578    $189
   All other mortgage loans ....................................        --        --         59        198     139
 Consumer ......................................................        88        15         19         50      14
                                                                   -------    ------    -------    -------    ----
      Total ....................................................   $ 1,116    $  559    $   662    $   826    $342
                                                                   =======    ======    =======    =======    ====

Accruing loans which are contractually past due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ................................................        --        --         --         --       --
   All other mortgage loans ....................................        --        --         --         --       --
 Consumer ......................................................        --        --         --         --       --
                                                                   -------    ------    -------    -------    -----
      Total ....................................................   $    --    $   --    $    --    $    --    $  --
                                                                   =======    ======    =======    =======    =====
Total non-performing loans .....................................   $ 1,116    $  559    $   662    $   826    $ 342
                                                                   =======    ======    =======    =======    =====

Real estate owned ..............................................   $    33    $   46    $   253    $    99    $ 267
                                                                   =======    ======    =======    =======    =====
Total non-performing assets ....................................   $ 1,149    $  605    $   915    $   925    $ 609
                                                                   =======    ======    =======    =======    =====

Total non-performing loans to total loans
  outstanding before allowance .................................       .31%      .17%       .25%       .35%     .16%
                                                                   =======    ======    =======    =======     ====
Total non-performing loans to total assets .....................       .27%      .15%       .20%       .29%     .14%
                                                                   =======    ======    =======    =======     ====
Total non-performing assets to total assets ....................       .28%      .16%       .28%       .33%     .25%
                                                                   =======    ======    =======    =======     ====



         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 1997.

         The following table sets forth the types and dollar amounts of the Bank's loans which were more than 60 days delinquent as of September 30, 1997:

                                                                      At
                                                                 September 30,
                                                                     1997
                                                                     ----
                                                                (In Thousands)
Residential mortgage loans.......................                  $2,800
Non-residential real estate loans................                      --
Land loans.......................................                      --
Consumer loans...................................                     312


         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 1997, the Bank had REO with a net balance of $33,000.

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

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                          At September 30,(1)
                                    ------------------------------------------------------------------------------------------------
                                          1997             1996                1995                 1994              1993
                                    -----------------  -----------------  ------------------  ------------------  ------------------
                                           Percent of         Percent of         Percent of          Percent of          Percent of
                                            Loans to           Loans to           Loans to           Loans to            Loans to
                                    Amount Total Loans Amount Total Loans Amount Total Loans  Amount Total Loans  Amount Total Loans
                                    ------ ----------- ------ ----------- ------ -----------  ------ -----------  ------ -----------
                                                                         (Dollars in Thousands)
At end of year allocated to:
One- to four-family...............  $2,558     86.25%  $2,426     87.03%  $2,201      87.49%  $2,050     86.27%   $1,448     85.47%
Multi-family and commercial
  real estate.....................     437       2.71     414       3.13     510        3.89     494       3.76      552       4.45
Construction......................      26       3.08      25       4.15      25        3.02      25       4.72       25       5.01
Consumer and other loans..........     334       7.96     317       5.69     230        5.60     209       5.25      168       5.07
                                      ----     ------   -----     ------   -----      ------   -----     ------   ------     ------
Total allowance(1)................  $3,355    100.00%  $3,182    100.00%  $2,966     100.00%  $2,778    100.00%   $2,193    100.00%
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

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                                      At September 30,
                                                       -----------------------------------------------------------------------------
                                                          1997            1996            1995           1994            1993
                                                          ----            ----            ----           ----            ----
                                                                                   (Dollars in Thousands)

Total loans outstanding, net...................         $346,875        $316,216        $257,869        $233,554       $207,384
                                                         =======         =======         =======         =======        =======
Average loans outstanding......................         $336,509        $283,962        $245,567        $219,393       $196,547
                                                         =======         =======         =======         =======        =======

Allowance balances (at beginning of year)......        $   3,182         $ 2,966       $   2,778       $   2,193      $   2,042
                                                        --------          ------        --------        --------       --------
Provision.....................................               240             300             360             577            183
                                                        --------          ------        --------        --------       --------
Effect of pooling..............................               --              --              --              --             --
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units..................               (7)            (28)            (81)            (63)          (125)
  Construction loans...........................               --              --              --              --             --
  Multi-family and commercial real estate
    loans......................................               --              --            (72)              --             --
  Land loans..................................                --              --              --              --             --
  Other........................................              (69)            (59)            (32)            (34)            --
                                                        --------          ------      ----------        --------       --------
      Total charge-offs........................              (76)            (87)           (185)            (97)          (125)
Recoveries
  Residential real estate mortgage loans.......               --               3              --              --             --
    One- to four-family units..................                9              --              12             105             93
  Construction loans...........................               --              --              --              --             --
  Multi-family and commercial real estate
    loans......................................               --              --              --              --             --
  Land loans...................................               --              --              --              --             --
  Other........................................               --              --               1              --             --
                                                       ---------       ---------      ----------       ---------      ---------
      Total recoveries.........................                9               3              13             105             93
                                                       ---------         -------      ----------       ---------      ---------
  Net (charge-offs) recoveries.................              (67)            (84)           (172)              8           (32)
                                                       ---------        --------       ---------       ---------      --------
Allowance balance (at end of year).............        $   3,355        $  3,182       $   2,966       $   2,778      $   2,193
                                                        ========         =======        ========        ========       ========

Allowance for loan losses to total loans
  outstanding before allowance.................              .96%           1.00%           1.14%           1.18%          1.05%
Net loans charged off as a percent of average
  loans outstanding before allowance...........              .02%            .03%            .07%             --%           .02%


         Analysis of the Allowance for Losses on Real Estate Owned. The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                 At September 30,
                                  ----------------------------------------------
                                   1997     1996      1995      1994      1993
                                   ----     ----      ----      ----      ----
                                             (Dollars in Thousands)

Total real estate owned, net ..   $  33    $  46     $ 253     $  99     $ 267
                                  =====    =====     =====     =====     =====

Allowance - beginning .........     108      131     $ 163     $ 186     $ 905

Provision .....................       4     --        --        --          44

Charge-offs ...................    --        (23)      (32)      (23)     (763)
                                  -----    -----     -----     -----     -----

Allowance - ending ............   $ 112    $ 108     $ 131     $ 163     $ 186
                                  =====    =====     =====     =====     =====

Allowance for losses on
  real estate owned to real
  estate owned before allowance      77%      70%       34%       62%       41%



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

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. At September 30, 1997 the Bank's regulatory liquidity was 6.19% which is in excess of 5% required by OTS regulations. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.

                                                  At September 30,
                                             ----------------------------
                                               1997      1996     1995
                                               ----      ----     ----
                                                   (In Thousands)

Investment securities issued by U.S. .....
  Government agencies and corporations (1)   $ 7,312   $11,462   $20,927
FHLB Stock ...............................     3,927     3,703     2,671
Mortgage-backed securities (1) ...........    30,378    32,099    28,123
Common stock and municipal obligations ...       164       935       572
                                             -------   -------   -------
   Total investment and mortgage-backed
      securities .........................    41,781    48,199    52,293
Interest-bearing deposits ................     4,510     6,064     5,293
                                             -------   -------   -------
   Total investments .....................   $46,291   $54,263   $57,586
                                             =======   =======   =======


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

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market. At September 30, 1997, the Bank had mortgage-backed securities available for sale with an amortized cost of $29.9 million and an estimated market value of $30.4 million.

         At September 30, 1997, Teche Federal had an investment securities portfolio with an amortized cost of approximately $7.4 million, consisting primarily of obligations of U.S. government corporations and agencies, as permitted by the OTS regulations. The market value of investment securities at September 30, 1997 (excluding FHLB stock and interest-bearing accounts), was $7.5 million. Teche Federal will continue to seek high quality investments with short to intermediate maturities.

         Interest-Bearing Accounts Held at Other Financial Institutions. At September 30, 1997, the Bank held $4.5 million in the FHLB and interest-bearing deposits in other financial institutions. The Bank maintains these accounts in order to maintain liquidity.

         Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 1997.

                                                        As of September 30, 1997
                   -----------------------------------------------------------------------------------------------------------------
                    One Year or Less One to Five Years  Five to Ten Years More than Ten Years        Total Investments
                   ----------------- -----------------  ----------------- --------------------- ------------------------------------
                   Amortized Average Amortized Average  Amortized Average Amortized Average       Amortized Average Carrying  Market
                      Cost     Yield    Cost     Yield    Cost    Yield      Cost     Yield        Cost    Yield    Value   Value
                     ------   -------  ------   -------  ------   ------  ---------    ------      ------  ------    -----  ------
                                                          (Dollars in Thousands)
Investment
 Securities
 available
 for sale.......     $2,949    7.14%    $4,302    6.60%     $ --     N/A% $    --     N/A%      $ 7,251    6.82%  $ 7,312   $ 7,312
Mortgage-
  backed
  Securities
  available
  for sale(1)...         --     N/A      8,569    6.26        64    9.14  21,249     6.60        29,882    6.50    30,378    30,378
FHLB Stock......        N/A     N/A        N/A     N/A       N/A     N/A     N/A      N/A         3,927    6.07     3,927     3,927
Municipal
  Obligations...         --     N/A        164    6.00        --     N/A      --      N/A           164    6.00       164       164
                     ------              -----               ---          -------               -------            ------   -------
      Total.....     $2,949    7.14%   $13,035    6.37%      $64    9.14% $21,249    6.60%      $41,224    6.59%  $41,781   $41,781
                      =====             ======               ===           ======               =======            ======    ======

-----------------------------
(1)      Does not assume prepayments.

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

         Regular savings accounts, money market accounts and NOW accounts constituted $66.0 million, or 23.5% of the Bank's deposit portfolio at September 30, 1997. Certificates of deposit constituted $214.3 million or 76.5% of the deposit portfolio, including $47.7 million of which had balances of $100,000 and over. As of September 30, 1997, the Bank had no brokered deposits.

         Time Deposits by Rate. The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1997.


                           Period to Maturity from September 30, 1997
                        ------------------------------------------------
                        Less than     One to       Two to     Over Three
                        One Year     Two Years   Three Years     Years
                        --------     ---------   -----------   ---------
                                       (In Thousands)
Certificate accounts:
  3.00 to 3.99% .....   $  1,341     $     --     $     --     $      2
  4.00 to 4.99% .....     27,843        3,121          381           --
  5.00 to 5.99% .....     83,915       22,681        2,287        2,726
  6.00 to 6.99% .....     19,444       15,358       16,698       13,855
  7.00 to 7.99% .....      1,871         --          2,389          420
                        --------     --------     --------     --------
      Total .........   $134,414     $ 41,160     $ 21,755     $ 17,001
                        ========     ========     ========     ========


         Certificate Accounts of $100,000 and Above. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. For example, for certificates with terms of 12 months which were purchased on September 30, 1997, those with balances of $500 would yield 4.75%, those with balances of $40,000 would yield 5.00%, those with balances of $75,000 would yield 5.10% and those with balances of $99,000 would yield 5.20%. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                Certificates         Weighted
                                                  of Deposit       Interest Rate
                                                  ----------       -------------
                                                (In Thousands)
Maturity Period:
3 months or less.....................               $ 8,628             5.59%
Over 3 through 6 months..............                 7,755             5.54
Over 6 through 12 months.............                14,188             5.58
Over 12 months.......................                17,129             6.12
     --                                              ------
Totals...............................               $47,700             5.77
                                                     ======


         Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated:

                                                 At September 30,
                                        ------------------------------------
                                            1997       1996         1995
                                        ----------   ---------    ---------
                                                  (In Thousands)

Beginning balance ...................   $ 254,723    $ 233,805    $ 236,736
Net deposits (withdrawals) ..........      12,545        9,259      (13,896)
Interest credited on deposits .......      13,034       11,659       10,965
                                        ---------    ---------    ---------
Ending balance ......................     280,302    $ 254,723    $ 233,805
                                        =========    =========    =========
Total increase (decrease) in deposits   $  25,579    $  20,918    $  (2,931)
                                        =========    =========    =========
Percentage increase (decrease) ......       10.04%        8.95%       (1.24)%


Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1997, Teche Federal had $65.4 million in advances outstanding from the FHLB of Dallas.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated:

                                                  At or For the Year Ended September 30,
                                                  --------------------------------------
                                                        1997       1996       1995
                                                        ----       ----       ----
                                                         (Dollars in Thousands)
FHLB advances:
  Average balance outstanding .....................   $64,685    $42,405    $18,842
  Maximum amount outstanding at any
 month-end during the year ........................    72,684     72,500     34,300
  Balance outstanding at end of year ..............    65,398     66,900      4,200
  Weighted average interest rate during the year...      5.64%      5.53%      5.77%
  Weighted average interest rate at end of year....      5.73%      5.39%      5.71%


Subsidiary Activity

         The only subsidiary of the Company is Teche Federal.

         As of September 30, 1997, the Bank had one subsidiary: Appraisal Services, Inc. ("ASI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $106,000. ASI was inactive at September 30, 1997.

         Teche Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1997, Teche Federal was authorized to invest up to approximately $8.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

Personnel

         As of September 30, 1997 the Bank had 127 full-time and 46 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of six cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended September 30, 1997, amounted to approximately $225,000.

         Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the fiscal year ended September 30, 1997 totalled approximately $94,000.

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

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1997:

                                                      Percent of
                                                       Adjusted
                                      Amount            Assets
                                      ------            ------
                                       (Dollars in Thousands)
    Tangible Capital:
    Actual capital .......           $48,221             12.0%
    Regulatory requirement             6,050              1.5
                                     -------           ------
    Excess ...............           $42,171             10.5%
                                     =======           ======

    Core Capital:
    Actual capital .......           $48,221             12.0%
    Regulatory requirement            12,100              3.0
                                     -------           ------
    Excess ...............           $36,121              9.0%
                                     =======           ======

    Risk-Based Capital:
    Actual capital .......           $50,990             22.5%
    Regulatory requirement            18,160              8.0
                                     -------           ------
    Excess ...............           $32,830             14.5%
                                     =======           ======



         The Bank is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Bank or the Company.

         Net Portfolio Value Analysis - Interest Rate Risk. The bank is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short- and medium-term maturities, mature or reprice at different rates than our interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

         The Bank believes it is critical to manage the relationship between interest rates and the effect on its net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations and within its limits on the amount of change in NPV which is acceptable given certain interest rate changes.

         The OTS requires all regulated thrift institutions to calculate the estimated change in the institution's NPV assuming instantaneous parallel shifts in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. THe NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

         The OTS provides all institutions that file a schedule entitled the Consolidated Maturity & Rate Schedule (CMR") as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 400 basis points in 100 basis points increments. The OTS allows thrifts under $500 million in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the institution, to estimate the sensitivity of NPV.

         The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. THe OTS model uses various price indications and prepayment assumptions to estimate sensitivity of mortgage loans.

         In the OTS model, the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificates of deposit accounts ("CD"), the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

         Other deposit accounts such as NOW accounts, money market demand accounts, passbook accounts, and non-interest-bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. These accounts are valued at 100% of the respective account balances on the liability side. On the asset side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

         The NPV sensitivity of borrowed funds is estimated by the OTS model based on a discounted cash flow approach.


         The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, 300 and 400 basis points from the level of interest rates at September 30, 1997.


                                                                                                          NPV as % of PV
                                            Net Portfolio Value                                              of Assets
                                 -----------------------------------------------------             ------------------------------

Change                                                                                             NPV
in Rates                         $ Amount             $Change(1)            %Change(2)             Ratio(3)             Change(4)
--------                         --------             ----------            ----------             --------             ---------
                                                                      (Dollars in Thousands)



             +400 bp               25,379               -32,946                  -56%                 6.88%               -724 bp

             +300 bp               34,067               -24,258                  -42%                 8.95%               -516 bp

             +200 bp               42,773               -15,552                  -27%                10.91%               -320 bp

             +100 bp               51,101                -7,224                  -12%                12.68%               -144 bp

                0 bp               58,235                                                            14.11%

             -100 bp               63,187                 4,861                    8%                15.00%                +89 bp

             -200 bp               65,229                 6,904                   12%                15.30%               +118 bp

             -300 bp               66,576                 8,251                   14%                15.45%               +133 bp

             -400 bp               69,273                10,948                   19%                15.85%               +174 bp


-----------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)      Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

                                               September 30,  September 30,
                                                    1997         1996
                                               ------------- --------------

   *** RISK MEASURES: 200 BP RATE SHOCK ***

Pre-Shock NPV Ratio: NPV as % of PV of Assets       14.11 %      12.71 %

Exposure Measure: Post-Shock NPV Ratio ......       10.91 %       9.04 %

Sensitivity Measure: Change in NPV Ratio ....        -320 bp      -367 bp



*** CALCULATION OF CAPITAL COMPONENT ***

Change in NPV as % of PV of Assets ..........        3.76 %       4.15 %

Interest Rate Risk Capital Component ($000) .   $   3,643    $   4,135

         As the table shows, increases in interest rates would result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. Based on these specific OTS regulations, the Bank would be required to deduct $3.7 million from total capital for purposes of calculating the Bank's risk-based capital requirement. (The Bank's NPV decreases by 3.2% if interest rates increase by 200 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 1997, the Bank was in compliance with its QTL requirement with 93.07% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. At September 30, 1997, the Bank's liquidity ratio was 6.19%

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short- term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1997, the Bank had $65.4 million borrowed from the FHLB of Dallas to fund operations; however, there can be no assurances that additional borrowings will not be made in the future.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1997, the Bank had $3.9 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Dallas to the Bank totalled $224,000.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Bank's total transaction accounts were in compliance with the Federal Reserve Board requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1997.

State Taxation

         The Louisiana Corporation Income Tax Act provides for an exemption from the Louisiana Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock associations (e.g., the Bank). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Bank (as well as the Company) are subject to the Louisiana Corporate Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Louisiana Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of

Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. Beginning January 1, 1996, the Company became subject to the Louisiana Shares Tax and the Louisiana Franchise Tax. The Louisiana Shares Tax is imposed on the assessed value of the Bank's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings. The Louisiana Shares Tax and the Louisiana Franchise Tax was approximately $350,000 (net of taxes) for the year ended September 30, 1997.

Item  2.  Description of Properties
-----------------------------------

Properties

         The Bank operates from its main office located at 211 Willow Street, Franklin, Louisiana and eight branch offices. The Bank's total investment in office property and equipment is $9.8 million with a net book value of $6.4 million at September 30, 1997. The Bank currently operates automated teller machines at most of its branch offices.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997 ("Annual Report") on page 3, and is incorporated herein by reference.

Item 6.  Selected Financial Data

         The above-captioned information appears under "Selected Financial and Other Data" in the Annual Report on page 2, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

         The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 4 through 10 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         See Net Portfolio Value Analysis on pages 22 and 23.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements of Teche Holding and its subsidiaries, together with the report thereon by Deloitte & Touche, LLP appears in the Annual Report on pages 11 through 30 and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
Financial                                                             Disclosure
--------------------------------------------------------------------------------

         None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office and Executive Officers" at pages 4 to 8 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 21, 1998 (the "Proxy Statement"), which was filed with the Commission on December 18, 1997 and incorporated herein by reference. See also "Item 1.
Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 8 through 12.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 1 through 4.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Registrant's Proxy Statement on page 14.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                            PAGE
                                                                            ----

Independent Auditors' Report.........................................         11
Consolidated Balance Sheets as of September 30, 1997 and 1996........         12
Consolidated Statements of Income For the Years Ended
  September 30, 1997, 1996 and 1995..................................         13
Consolidated Statements of Stockholders' Equity
  for the Years Ended September 30, 1997, 1996 and 1995..............         14
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1997, 1996 and 1995..................................      15-16

Notes to Consolidated Financial Statements...........................         17

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

          3.1     Articles of Incorporation of Teche Holding Company*
          3.2     Bylaws of Teche Holding Company*
          4.0     Stock Certificate of Teche Holding Company*
         10.1     Form of Teche Federal Savings Bank Management Stock Plan**
         10.2     Form of Teche Holding Company 1995 Stock Option Plan**
         11.0     Statement regarding computation of earnings per share (see Note 1 to the Notes to  Consolidated  Financial  Statements in the Annual  Report)
         13.0     Annual Report to Stockholders  for the fiscal year ended September 30, 1997
         21.0     Subsidiary  of the  Registrant  (see "Item 1 Business - Subsidiary Activity" herein)
         23.0     Consent of Accountants
         27.0     Financial Data Schedule***

                  (b)   Reports on Form 8-K.

                  None

* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33-87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***      Only in electronic filing.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHE HOLDING COMPANY

Dated:  December 29, 1997      By:  /s/Patrick O. Little
                                    --------------------------------------------
                                    Patrick O. Little
                                    President, Chief Executive
                                    Officer and Director
                                    (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 1997.


By:      /s/Patrick O. Little                                 By:   /s/J. L. Chauvin
         -----------------------------------------------            -------------------------------------------
         Patrick O. Little                                          J. L. Chauvin
         President, Chief Executive Officer                         Vice President and Treasurer
           and Director                                             (Principal Financial Officer)
         (Principal Executive Officer)



By:      /s/W. Ross Little                                    By:   /s/Robert Earl Mouton
         -----------------------------------------------            -------------------------------------------
         W. Ross Little                                             Robert Earl Mouton
         Chairman of the Board and Secretary                        Director



By:      /s/Mary Coon Biggs                                   By:   /s/Christian L. Olivier
         -----------------------------------------------            -------------------------------------------
         Mary Coon Biggs                                            Christian L. Olivier
         Director                                                   Director


By:      /s/Virginia Kyle Hine                                 By:  /s/W. Ross Little, Jr.
         -----------------------------------------------            -------------------------------------------
         Virginia Kyle Hine                                         W. Ross Little, Jr.
         Director                                                   Director



By:      /s/Henry L. Friedman                                 By:   /s/Thomas F. Kramer, M.D.
         -----------------------------------------------            -------------------------------------------
         Henry L. Friedman                                          Thomas F. Kramer, M.D.
         Director                                                   Director



By:      /s/Donelson T. Caffery, Jr.
         -----------------------------------------------
         Donelson T. Caffery, Jr.
         Director