Form 10-Q
period 1997-12-31
TECHE HOLDING CO
filed 1998-02-17
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1997
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    -----------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                  72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

211 Willow Street, Franklin, Louisiana                  70538
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 11, 1998.
                                                           -----------------

             Class                                              Outstanding
---------------------------                                   ----------------
$.01 par value common stock                                   3,437,530 shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

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

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      December 31,         September 30,
                                                                                           1997                 1997
                                                                                      -------------        -------------
                                                                                       (unaudited)
ASSETS
Cash and cash equivalents....................................................           $  8,074              $  5,868
Certificates of deposit......................................................                635                   634
Securities available-for-sale, at estimated
  market value (amortized cost of $39,922 and $37,297).......................             40,590                37,854

Loans receivable, net of allowance for loan losses
  of $3,384 and $3,355)......................................................            346,264               346,875
Accrued interest receivable..................................................              1,999                 2,051
Investment in Federal Home Loan Bank stock, at cost..........................              3,986                 3,927
Real estate owned, net.......................................................                 41                    33
Prepaid expenses and other assets............................................                393                   501
Premises and equipment, at cost less accumulated depreciation................              6,609                 6,354
                                                                                         -------               -------
      TOTAL ASSETS...........................................................           $408,591              $404,097
                                                                                         =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................           $278,229              $280,302
Advances from Federal Home Loan Bank.........................................             71,917                65,398
Advance payments by borrowers for taxes and insurance........................              1,122                 1,742
Accrued interest payable.....................................................                435                   309
Accounts payable and other liabilities.......................................                748                 1,123
Deferred income taxes........................................................                832                   864
                                                                                        --------             ---------
      Total liabilities......................................................            353,283               349,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued......................................                 42                    42

  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                 --                    --
  Additional paid in capital.................................................             41,804                41,642
  Retained earnings..........................................................             27,050                26,536
  Unearned ESOP shares.......................................................             (2,336)               (2,419)
  Unearned Compensation (MSP)................................................             (1,141)               (1,258)
  Treasury stock 795,000 shares, at cost.....................................            (10,552)              (10,552)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................                441                   368
                                                                                         -------               -------
      Total stockholders' equity.............................................             55,308                54,359
                                                                                         -------               -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................           $408,591              $404,097
                                                                                         =======               =======

---------------------
* The consolidated balance sheet at September 30, 1997 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.
                                                         1

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                              For Three Months
                                                                                December 31,
                                                                         --------------------------
                                                                           1997             1996
                                                                           ----             ----
INTEREST INCOME
  Interest and fees on loans....................................          $6,810           $6,444
  Interest and dividends on investments.........................             185              276
  Interest on mortgage-backed securities........................             506              552
  Other interest income.........................................              40               35
                                                                           -----            -----
                                                                           7,541            7,307
                                                                           -----            -----
INTEREST EXPENSE:
  Deposits......................................................           3,377            3,163
  Advances from Federal Home Loan Bank..........................             908              915
                                                                           -----            -----
                                                                           4,285            4,078
                                                                           -----            -----
NET INTEREST INCOME.............................................           3,256            3,229
PROVISION FOR LOAN LOSSES.......................................              45               60
                                                                           -----            -----
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES...............................................           3,211            3,169
                                                                           -----            -----

NON-INTEREST INCOME:
  Service charges and other.....................................             713              467
  Gain on sale of real estate owned............................                0                1
  Other income..................................................             123               79
                                                                           -----            -----
TOTAL NON-INTEREST INCOME.......................................             836              547
                                                                           -----            -----
GAIN ON SALE OF SECURITIES......................................               7                3
                                                                           -----            -----

NON-INTEREST EXPENSE:
  Compensation and employee benefits............................           1,383            1,166
  Occupancy expense.............................................             533              399
  Marketing and professional....................................             160              207
  Other operating expenses......................................             574              609
                                                                           -----            -----
      Total non-interest expense................................           2,650            2,381
                                                                           -----            -----
INCOME BEFORE INCOME TAXES......................................           1,404            1,338
                                                                           -----            -----
INCOME TAXES....................................................             491              455
                                                                           -----            -----
NET INCOME......................................................          $  913           $  883
                                                                           =====            =====
BASIC INCOME PER COMMON SHARE AND
  COMMON SHARES EQUIVALENT SINCE CONVERSION.....................           $0.30            $0.29
                                                                            ====             ====
DILUTED INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT ......................................           $0.28            $0.29
                                                                            ====             ====
DIVIDENDS DECLARED PER COMMON SHARE                                       $0.125           $0.125
                                                                           =====            =====




See notes to unaudited consolidated financial statements.  2

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             For the Three Months
                                                                                              Ended December 31,
                                                                                           ---------------------------
                                                                                              1997               1996
                                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................         $   913            $   883
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities.............................................             (52)               (51)
      Provision for loan losses....................................................              45                 60
      (Gain) on sale of securities.................................................              (7)                (3)
      Depreciation.................................................................             149                103
      Accretion of deferred loan fees and other....................................             (28)               (25)
      Accretion of discounts on loans..............................................             (25)               (37)
      Payment of SAIF Special Assessment...........................................              --             (1,824)
      Other items - net............................................................             190                (18)
                                                                                              -----             ------
          Net cash provided by (used in) operating activities......................           1,185               (912)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale.............................          (7,145)               (22)
  Proceeds from maturities of investment securities available for sale.............           3,000                 --
  Principal repayments of mortgage-backed securities available for sale............           1,550              2,073
  Net loan repayments (originations)...............................................             619           (13,334)
  Investment in FHLB stock.........................................................             (59)               (55)
  Proceeds from sale of real estate owned..........................................              --                 15
  Purchase of premises and equipment...............................................            (404)              (145)
  Sales of investment securities available for sale................................              29                 21
                                                                                             ------             ------
      Net cash used in investing activities........................................          (2,410)           (11,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits..............................................          (2,073)             9,634
  Net increase in FHLB advances....................................................           6,519              3,328
  Net decrease in advance payments by borrowers for
    taxes and insurance............................................................            (620)              (492)
  Dividends paid...................................................................            (395)              (395)
  Purchase of common stock for treasury............................................              --             (1,398)
                                                                                             ------            ------
      Net cash provided by financing activities....................................           3,431             10,677
                                                                                             ------             ------

NET INCREASE (DECREASE) IN CASH....................................................           2,206             (1,682)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................           5,868              7,072
                                                                                             ------             ------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................................         $ 8,074            $ 5,390
                                                                                             ======             ======



See notes to unaudited consolidated financial statements.  3

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 1997 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, "Earnings Per Share." This Statement simplifies the standards for computing income per common share previously required under APB Opinion No. 15, "Earnings Per Share." Basic income per common share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted EPS is computed by dividing net income by the total of the weighted-average number of shares outstanding plus the effect of outstanding options and MSP stock grants. SFAS No. 128 is effective for the quarter ended December 31, 1997, and required restatement of all prior period EPS data. Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 1997 and 1996.

                                                               1997                1996
                                                        ------------------   -----------------
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share...................            3,091,475           3,077,902
Effective of dilutive securities:
  Stock options......................................              155,875                   -
  MSP stock grants...................................               39,187               6,958
                                                                ----------          ----------
Weighted  average  number of common
  shares outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share........................            3,286,537           3,084,860
                                                                 =========           =========

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at December 31, 1997 and September 30, 1997 totaled $408.6 million and $404.1 million, respectively, an increase $4.5 million or 1.1%.

Securities available-for-sale totaled $40.6 million at December 31, 1997, which represents an increase of $2.7 million or 7.2% as compared to September 30, 1997.

Loans receivable remained relatively stable, totalling $349.6 million at December 31, 1997.

Total deposits, after interest credited, at December 31, 1997 were $278.2 million which represents an decrease of $2.1 million or .70% as compared to September 30, 1997.

Advances increased $6.5 million or 10.0% due to the purchase of securities coupled with a reduction in deposits.

Stockholders' equity increased to $55.3 million at December 31, 1997, from $54.4 million at September 30, 1997, primarily as a result of earnings for the quarter.



COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND
1996

Net Income. The Corporation had net income of $913,000 for the three months ended December 31, 1997 as compared to net income of $883,000 for the three month period ended December 31, 1996. Earnings for the three months ended
December 31, 1997 represent an increase of $30,000 compared to 1996. This increase was primarily due to increased fee income which was offset somewhat by increases in expenses.

Total Interest Income. Total interest income increased by $234,000 or 3.2% to $7.5 million for the three months ended December 31, 1997, from $7.3 million for the three months ended December 31, 1996 due primarily to an increase in the average balances of the loans offset somewhat by a decrease in the average balance of the securities portfolios. Interest income on loans increased $366,000 or 5.7% to $6.8 million for the period ended December 31, 1997 from $6.4 million for the period ended December 31, 1996. The average yield on loans decreased to 7.79% for the three months ended December 31, 1997 from 7.93% for the same period in 1996, and the average yield on investment and mortgage-backed securities decreased to 6.57% for December 1997 from 6.98% for 1996.

Total Interest Expense. Total interest expense increased to $4.3 million at December 31, 1997 from $4.1 million for the December 1996 period, due primarily to an increase in the average balance of interest-bearing deposits.

Net Interest Income. Net interest income remained relatively stable, increasing $28,000 for the three month period ended December 31, 1997 as compared to the same period ended December 31, 1996.

Provision for Loan Losses. The provision for loan losses decreased to $45,000 for the three month period ended December 31, 1997, as compared to $60,000 for the same period ended December 31, 1996.

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

Non-interest Income. Total non-interest income increased by $1.4 million from $547,000 in the three month period ended December 31, 1996 to $836,000 in the three month period ended December 31, 1997. This increase is due primarily to the increase of service fee income associated with increased demand account volume.

Non-interest Expense. Total non-interest expense increased by $268,000 over the periods compared. This increase can be mainly attributed to increases in total compensation resulting from the ESOP and other factors, and increased occupancy expenses.

Gain on Sale of Securities. The Company experienced a $4,000 gain on the sale of securities during the three months ended December 31, 1997 compared to a gain of $3,000 during the same period ended December 31, 1996.

Income Tax Expense. Income taxes increased from $455,000 in 1996 to $491,000 in 1997 primarily due to an increase in income before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On December 31, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                   Amount             Percent
                                                   ------             -------
                                               (In thousands)

Tangible capital.......................            $49,724              12.2%
Tangible capital requirement...........              6,104               1.5
                                                    ------              ----
Excess over requirement................            $43,620              10.7%
                                                    ======              ====

Core capital...........................            $49,724              12.2%
Core capital requirement...............             12,207               3.0
                                                    ------              ----
Excess over requirement................            $37,517               9.2%
                                                    ======              ====

Risk based capital.....................            $52,556              22.8%
Risk based capital requirement.........             18,474               8.0
                                                    ------              ----
Excess over requirement................            $34,082              14.8%
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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. Historically, the Bank was able to fund its operations internally but has recently borrowed funds from the Federal Home Loan Bank of Dallas. As of December 31, 1997, such borrowed funds totaled $71.9 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements. Furthermore, from time to time, the Bank utilizes FHLB advances to the extent necessary to maintain its liquidity.

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

Additional Key Operating Ratios

                                                   At or For the Three
                                                      Months Ended
                                                      December 31,
                                                --------------------------
                                                1997(1)            1996(1)
                                                -------            -------
                                                        (Unaudited)
Return on average assets.................          0.90%              0.92%
Return on average equity.................          6.67               6.80
Average interest rate spread.............          2.45               2.64
Nonperforming assets to total assets.....          0.39               0.17
Nonperforming loans to total loans.......          0.45               0.20
Average net interest margin..............          3.28               3.43
Tangible book value per share............        $16.09             $15.02
---------------
(1)  Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                                     TECHE HOLDING COMPANY



Date: February 17, 1998              By:  /s/Patrick O. Little
                                          --------------------------------------
                                          Patrick O. Little
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 17, 1998              By:  /s/J. L. Chauvin
                                          --------------------------------------
                                          J. L. Chauvin
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Officer)