Form 10-Q/A
period 1997-12-31
TECHE HOLDING CO
filed 1998-03-10
CIK 934538

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

Non-interest Income. Total non-interest income increased by ^$289,000 from $547,000 in the three month period ended December 31, 1996 to $836,000 in the three month period ended December 31, 1997. This increase is due primarily to the increase of service fee income associated with increased demand account volume.

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


                                     TECHE HOLDING COMPANY



Date: February 23, 1998              By:  /s/Patrick O. Little
                                          --------------------------------------
                                          Patrick O. Little
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 23, 1998              By:  /s/J. L. Chauvin
                                          --------------------------------------
                                          J. L. Chauvin
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)