Form 10-Q
period 1998-03-31
TECHE HOLDING CO
filed 1998-05-15
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               -------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------     -------------------

                    Commission file number     0-25538
                                              ---------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Louisiana                                           72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. employer
   or organization)                                      (identification no.)

211 Willow Street, Franklin, Louisiana                           70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 13, 1998 .
                                                   ------------

             Class                                     Outstanding
----------------------------                           -----------
$.01 par value common stock                              3,438,880

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
          HOLDING COMPANY

Item 1.     Financial Statements                                             1
Item 2.     Management's Discussion and Analysis of Financial                7
            Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               12
Item 2.     Changes in Securities                                           12
Item 3.     Defaults upon Senior Securities                                 12
Item 4.     Submission of Matters to a Vote of Security Holders             12
Item 5.     Other Materially Important Events                               12
Item 6.     Exhibits and Reports on Form 8-K                                12

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  At            At
                                                                March 31,   September 30,
                                                                  1998          1997
                                                               ------------  ------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents ...................................   $   9,145    $   5,868
Certificates of deposit .....................................         645          634
Securities available-for-sale, at estimated
  market value (amortized cost of $37,773 and $37,297) ......      38,551       37,854
Loans receivable, net of allowance for loan losses
  of $3,414 and $3,355) .....................................     345,474      346,875
Accrued interest receivable .................................       1,992        2,051
Investment in Federal Home Loan Bank stock, at cost .........       4,045        3,927
Real estate owned, net ......................................          51           33
Prepaid expenses and other assets ...........................         378          501
Premises and equipment, at cost less accumulated depreciation       6,984        6,354
                                                                ---------    ---------
      TOTAL ASSETS ..........................................   $ 407,265    $ 404,097
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ....................................................   $ 278,170    $ 280,302
Advances from Federal Home Loan Bank ........................      69,167       65,398
Advance payments by borrowers for taxes and insurance .......       1,301        1,742
Accrued interest payable ....................................         534          309
Accounts payable and other liabilities ......................         856        1,123
Deferred income taxes .......................................         908          864
                                                                ---------    ---------
      Total liabilities .....................................     350,936      349,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued .....................          42           42
  Preferred stock, 5,000,000 shares authorized;
    none issued .............................................        --           --
  Additional paid in capital ................................      41,955       41,642
  Retained earnings .........................................      27,647       26,536
  Unearned ESOP shares ......................................      (2,253)      (2,419)
  Unearned Compensation (MSP) ...............................      (1,024)      (1,258)
  Treasury stock - 795,000 shares, at cost ..................     (10,552)     (10,552)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes ...................................         514          368
                                                                ---------    ---------
      Total stockholders' equity ............................      56,329       54,359
                                                                ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       CAPITAL ..............................................   $ 407,265    $ 404,097
                                                                =========    =========

---------------------
* The consolidated balance sheet at September 30, 1997 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.
                                        1

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                           For Three Months    For Six Months
                                            Ended March 31,    Ended March 31,
                                           ----------------    ----------------
                                            1998      1997      1998      1997
                                           -------   ------    -------   ------
INTEREST INCOME
  Interest and fees on loans ...........   $ 6,877   $ 6,527   $13,687   $12,971
  Interest and dividends on investments        127       273       311       549
  Interest on mortgage-backed securities       542       499     1,048     1,051
  Other interest income ................        49        33        89        68
                                           -------   -------   -------   -------
                                             7,595     7,332    15,135    14,639
                                           -------   -------   -------   -------
INTEREST EXPENSE:
  Deposits .............................     3,137     3,146     6,514     6,309
  Advances from Federal Home Loan Bank .     1,023       922     1,931     1,837
                                           -------   -------   -------   -------
                                             4,160     4,068     8,445     8,146
                                           -------   -------   -------   -------
NET INTEREST INCOME ....................     3,435     3,264     6,690     6,493
PROVISION FOR LOAN LOSSES ..............        45        60        90       120
                                           -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ......................     3,390     3,204     6,600     6,373
                                           -------   -------   -------   -------

NON-INTEREST INCOME:
  Service charges and other ............       694       562     1,407     1,059
  Gain on sale of real estate owned ....        13         8        13         9
  Other income .........................       102        49       227        98
                                           -------   -------   -------   -------
TOTAL NON-INTEREST INCOME ..............       809       619     1,647     1,166
                                           -------   -------   -------   -------
GAIN ON SALE OF SECURITIES .............        44       264        50       267
                                           -------   -------   -------   -------

NON-INTEREST EXPENSE:
  Compensation and employee benefits ...     1,381     1,226     2,765     2,392
  Occupancy expense ....................       539       456     1,072       855
  Marketing and professional ...........       200       194       360       401
  Other operating expenses .............       606       485     1,179     1,094
                                           -------   -------   -------   -------
      Total non-interest expense .......     2,726     2,361     5,376     4,742
                                           -------   -------   -------   -------
INCOME BEFORE INCOME TAXES .............     1,517     1,726     2,921     3,064
                                           -------   -------   -------   -------
INCOME TAXES ...........................       521       583     1,012     1,038
                                           -------   -------   -------   -------
NET INCOME .............................   $   996   $ 1,143   $ 1,909   $ 2,026
                                           =======   =======   =======   =======
BASIC EARNINGS PER COMMON SHARE ........   $   .32   $   .38   $   .62   $   .66
                                           =======   =======   =======   =======
DILUTED EARNINGS PER COMMON SHARE ......   $   .30   $   .37   $   .58   $   .66
                                           =======   =======   =======   =======
DIVIDENDS DECLARED PER COMMON SHARE ....   $  .125   $  .125   $   .25   $   .25
                                           =======   =======   =======   =======

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        For the Six Months
                                                                           Ended March 31,
                                                                        ---------------------
                                                                           1998        1997
                                                                        ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $  1,909    $  2,026
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................        (46)       (101)
      Provision for loan losses ......................................         90         120
      (Gain) on sale of securities ...................................        (50)       (267)
      Depreciation ...................................................        309         212
      Accretion of deferred loan fees and other ......................        (49)        (34)
      Accretion of discounts on loans ................................        (78)        (86)
      Payment of SAIF Special Assessment .............................       --        (1,824)
      Other items - net ..............................................        802         868
                                                                         --------    --------
          Net cash provided by operating activities ..................      2,887         914
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale ...............     (7,614)        (22)
  Proceeds from maturities of investment securities available for sale      3,000        --
  Principal repayments on mortgage-backed securities available
    for sale .........................................................      4,088       4,503
  Loans originated, net of repayments ................................      1,417     (16,902)
  Investment in FHLB stock ...........................................       (118)       (108)
  Proceeds from sale of real estate owned ............................       --            15
  Purchase of premises and equipment .................................       (939)       (410)
  Sales of investment securities available for sale ..................        158         857
                                                                         --------    --------
      Net cash used in investing activities ..........................         (8)    (12,067)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................     (2,132)     17,869
  Net (decrease) increase in FHLB advances ...........................      3,769      (1,809)
  Net decrease in advance payments by borrowers for
    taxes and insurance ..............................................       (441)       (374)
  Dividends paid .....................................................       (798)       (790)
  Purchase of common stock for treasury ..............................       --        (1,398)
                                                                         --------    --------
      Net cash provided by financing activities ......................        398      13,498
                                                                         --------    --------

NET INCREASE IN CASH .................................................      3,277       2,345
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................      5,868       7,072
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...............................   $  9,145    $  9,417
                                                                         ========    ========

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements as of and for the three and six month periods ended March 31, 1998 and 1997 include the accounts of Teche Holding Company (the "Companys") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting No. 128, "Earnings Per Share." This Statement simplifies the standards for computing income per common share previously required under APB Opinion No. 15, "Earnings Per Share." Basic income per common share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted EPS is computed by dividing net income by the total of the weighted-average number of shares outstanding plus the effect of outstanding options and MSP stock grants. SFAS No. 128 is effective for the periods in the year ended September 30, 1998, and requires restatement of all prior period EPS data. Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 1998 and 1997.

                                                                               Three Months Ended   Six Months Ended
                                                                                     March 31,          March 31,
                                                                               ------------------   -----------------
                                                                                   1998    1997        1998    1997
                                                                               ---------  -------   --------- -------
                                                                                            (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share .............................................   3,111   3,041       3,101   3,062
Effective of dilutive securities:
  Stock options ................................................................     146      42         152      14
  MSP stock grants .............................................................      35      15          32       6
Weighted  average  number of common shares  outstanding  plus effect of dilutive securities - used in computation of diluted
  net income per common share ..................................................   3,292   3,098       3,285   3,082
                                                                                   =====   =====       =====   =====


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS No. 127) in June and December 1997, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company has prospectively adopted SFAS No. 125 on January 1, 1998. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

      Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. Comprehensive income is comprised of net income and other comprehensive income. SFAS 130 does not change the classifications currently comprising net income. Other comprehensive income is classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the period in which they are recognized and be displayed in the financial statements. The total of other comprehensive income for a period shall be transferred to a component of equity on a separate line-item. As such, net unrealized gain (loss) on securities available-for-sale will become a component of other comprehensive income upon implementation of SFAS 130. The Company will adopt SFAS 130 by no later than the first quarter of the year ended September 30, 1999.

      Disclosure About Segments of Enterprise. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This Statement establishes standards relating to public business enterprises' reporting of information about operating segments in financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of application. SFAS 131 is not expected to change the reporting requirements of the Company.

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Company's total assets at March 31, 1998 and September 30, 1997 totaled $407.3 million and $404.1 million, respectively, an increase of 1.0%, primarily due to increases in cash and cash equivalents.

Securities available-for-sale totaled $38.5 million at March 31, 1998, which represents an increase of $697,000 or 1.8% as compared to September 30, 1997 as the Company used excess liquidity to purchase additional securities.

Loans receivable, net of the allowance for loan losses, decreased $1.4 million primarily due to a higher volume of refinancings in the Bank's market area.

Total deposits, after interest credited, at March 31, 1998 were $278.2 million which represents a decrease of less than 1% as compared to September 30, 1997.

Advances from the Federal Home Loan Bank of Dallas increased $3.8 million or 5.8% due primarily to the purchase of mortgage backed securities coupled with a decline in deposits.

Stockholders' equity increased $2.0 million or 3.6% from September 30, 1997 to March 31, 1998, primarily as a result of net income offset somewhat by the payment of dividends.

MARKET RISK
Net interest income, the primary component of the Bank's net income, is derived from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank has sought to manage its exposure to changes in interest rates by monitoring the effective maturities of repricing characteristics of interest-earning assets and interest-bearing liabilities. The matching of the Bank's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on its net interest income and net portfolio value.

The ability to maximize net income is largely dependent upon achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Bank is exposed to interest rate risk as a result of the difference in the maturity of interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Since most deposit accounts react more quickly to market interest rate movements than do traditional mortgage loans because of their shorter terms to maturity, increases in interest rates may have an adverse effect on the Bank's earnings. Conversely, this same mismatch will generally benefit the Bank's earnings during periods of declining of stable interest rates.

The Company attempts to manage its interest rate exposure by shortening the maturities of its interest-earning assets by emphasizing adjustable rate mortgages ("ARMS"), originating shorter term loans such as residential construction and consumer loans and the investment of excess liquidity in purchased loans, adjustable rate mortgage-backed securities and other securities which relatively short terms to maturity. Furthermore, the Company works to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers. In recent years, the Bank has increased its short-term borrowings while continuing to rely primarily upon deposits as its source of funds. At March 31, 1998, the weighted average term to repricing of the Company's ARM loan and mortgage-backed securities portfolio was approximately 26 months. In contrast, $57.6 million of the Bank's certificate accounts and $73.0 million of the Bank's regular deposit accounts (e.g. NOW, money market, savings) out of $278.2 million of total deposits mature or reprice within one year or less. Based on past experience, however, management believes that much of the Bank's deposits will remain at the Bank. Furthermore, the Bank has approximately $36.4 million in short-term borrowings and $15.7 million in adjustable rate mortgage-backed securities and $4.3 million in short-term government securities.

Management believes that it has adequate capital to accept a certain degree of interest rate risk. In accepting some interest rate risk, the Bank was able to increase its net interest income in a low interest rate environment that existed during the earlier years. Should interest rates rise, management believes the Bank's capital position will enable it to withstand such a negative impact on earnings while the Bank adds higher yielding assets.

COMPARISON  OF EARNINGS  FOR THE THREE AND NINE MONTHS  ENDED MARCH 31, 1998 AND
1997

Net Income. The Company had net income of $996,000 and $1.9 million for the three and six months ended March 31, 1998 as compared to net income of $1.1 million and $2.0 million for the three and six month periods ended March 31, 1997, respectively. The decrease during both periods was due primarily to lower gains on the sale of equity securities. Earnings, before the gain on the sale of equity securities ("core earnings") for the three and six months ended March 31, 1998 remained relatively stable, totaling $968,000 and $1.9 million, respectively.

Total Interest Income. Total interest income increased by $263,000 or 3.6% and 496,000 or 3.4% for the three and six months ended March 31, 1998, respectively, as compared to the same periods ending March 31, 1997 due primarily to an increase in the average balances of the loans. The average yield on loans decreased to 7.83% for the six months ended March 31, 1998 from 7.87% in 1997. This decrease was offset somewhat by an increase in interest and/or dividends earned on mortgage-backed and investment securities available for sale.

Total Interest Expense. Total interest expense increased 2.3% and 3.8% for the three and six month periods primarily due to an increase in average balances of deposits and borrowings.

Net Interest Income. Net interest income remained relatively stable, increasing 5.2% and 3.0% for the three and six month periods ended March 31, 1998 as compared to the same periods ended March 31, 1997.

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

Non-interest Expense. Total non-interest expense increased both periods due primarily to increases in total compensation resulting from the ESOP and other factors, including improvements to facilities and equipment, continued growth, and marketing fees for new products offered by the Bank. Such increases were offset somewhat by decreased deposit insurance costs.

Gain on Sale of Securities. The Company experienced gains of $44,000 and $55,000 on the sale of securities during the three and six months ended March 31, 1998 compared to gains of $3,264,000 and $267,000 during the same periods ended March 31, 1997. The decreases during both periods in fiscal 1998 were due to reduction in the sales by the Company of its equity securities holdings.

Income Tax Expense. Income taxes decreased during the periods primarily due to an decrease in income before income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On March 31, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                              Amount                Percent
                                              ------                -------
                                          (In thousands)

Tangible capital.....................          $50,832                 12.57%
Tangible capital requirement.........            6,066                  1.50
                                                ------                 -----
Excess over requirement..............          $44,766                 11.07%
                                                ======                 =====

Core capital.........................          $50,832                 12.57%
Core capital requirement.............           16,175                  4.00
                                                ------                 -----
Excess over requirement..............          $34,657                  8.57%
                                                ======                 =====

Risk based capital...................          $53,622                 24.06%
Risk based capital requirement.......           17,826                  8.00
                                                ------                 -----
Excess over requirement..............          $35,796                 16.06%
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

      The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 1998, such borrowed funds totaled $69.2 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. This level may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements. Furthermore, from time to time, the Bank utilizes FHLB advances to the extent necessary to maintain its liquidity.

Impact of Inflation

      The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Additional Key Operating Ratios

                                      At or For the Three Months    At or For Six Months
                                               Ended                        Ended
                                              March 31,                    March 31,
                                       --------------------         --------------------
                                         1998(1)     1997(1)           1998(1)   1997(1)
                                        (Unaudited)                      (Unaudited)
Return on average assets ...........        0.98%     1.17%             0.94%     1.05%
Return on average equity ...........        7.14%     8.80%             6.90%     7.80%
Average interest rate spread .......        2.69%     2.66%             2.57%     2.65%
Nonperforming assets to total assets        0.20%     0.27%             0.20%     0.27%
Nonperforming loans to total loans .        0.23%     0.31%             0.23%     0.31%
Average net interest margin ........        3.47%     3.42%             3.37%     3.42%
Tangible book value per share ......      $16.38    $15.23          $16.38    $15.23

---------------
(1)   Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

            Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1998. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On January 21, 1998, the Company held its annual meeting of stockholders and the following items were presented:

            Election of Directors Patrick O. Little, Donelson T. Cafferty, Jr., and Virginia Kyle Hine for terms of three years ending in 2001. Mr. Little received 3,002,771 votes in favor and 11,359 votes were withheld. Mr. Cafferty received 3,003,001 votes in favor and 11,129 votes were withheld. Ms. Hine received 3,009,651 votes in favor and 13,479 votes were withheld.

            Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 1998 fiscal year. Deloitte & Touche LLP was ratified as the Company's auditors with 2,981,501 votes for, 20,875 votes against, and 11,754 abstentions.

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

       3.1  Articles of Incorporation of Teche Holding Company*
       3.2  Bylaws of Teche Holding Company*
       4.0  Stock Certificate of Teche Holding Company*
      10.1  Form of Teche Federal Savings Bank Management Stock Plan**
      10.2  Form of Teche Holding Company 1995 Stock Option Plan**
      11.0 Statement regarding computation of earnings per share (see Note 3 to the Notes to Unaudited Consolidated Financial Statements included herein)
      27.0  Financial Data Schedule***

            (b)   Reports on Form 8-K

                  None.

-----------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33- 87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***   Only in electronic filing.

                    TECHE HOLDING COMPANY AND SUBSIDIARIES

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       TECHE HOLDING COMPANY



Date: May 15, 1998            By:  /s/ Patrick O. Little
                                  ------------------------------------------
                                  Patrick O. Little
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 15, 1998            By: /s/ J.L. Chauvin
                                  ------------------------------------------
                                  J. L. Chauvin
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting Officer)