Form 10-Q
period 1998-06-30
TECHE HOLDING CO
filed 1998-08-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               ------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -------------------

                         Commission file number 0-25538

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

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                 ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 1998 .

             Class                                           Outstanding
---------------------------                                ----------------
$.01 par value common stock                                3,438,880 shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

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

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       At                     At
                                                                                    June 30,             September 30,
                                                                                      1998                   1997*
                                                                                ------------------     ---------------
                                                                                    (unaudited)
ASSETS
Cash and cash equivalents....................................................           $  9,705              $  5,868
Certificates of deposit......................................................                654                   634
Securities available-for-sale, at estimated
  market value (amortized cost of $38,880 and $37,297).......................             39,581                37,854
Loans receivable, net of allowance for loan losses
  of $3,466 and $3,355)......................................................            348,929               346,875
Accrued interest receivable..................................................              2,027                 2,051
Investment in Federal Home Loan Bank stock, at cost..........................              3,826                 3,927
Real estate owned, net.......................................................                 51                    33
Prepaid expenses and other assets............................................                450                   501
Premises and equipment, at cost less accumulated depreciation................              7,203                 6,354
                                                                                         -------               -------
      TOTAL ASSETS...........................................................           $412,426              $404,097
                                                                                         =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................           $282,996              $280,302
Advances from Federal Home Loan Bank.........................................             68,643                65,398
Advance payments by borrowers for taxes and insurance........................              1,466                 1,742
Accrued interest payable.....................................................                508                   309
Accounts payable and other liabilities.......................................                891                 1,123
Deferred Income Taxes........................................................                842                   864
                                                                                        --------             ---------
      Total liabilities......................................................            355,346               349,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                 --                    --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued......................................                 42                    42
  Additional paid in capital.................................................             41,947                41,642
  Retained earnings..........................................................             28,261                26,536
  Unearned ESOP shares.......................................................             (2,169)               (2,419)
  Unearned Compensation (MSP)................................................               (907)               (1,258)
  Treasury stock - 795,000 shares, at cost...................................            (10,552)              (10,552)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................                458                   368
                                                                                         -------               -------
      Total stockholders' equity.............................................             57,080                54,359
                                                                                         -------               -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................           $412,426              $404,097
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

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                               For Three Months                   For Nine Months
                                                                Ended June 30,                    Ended June 30,
                                                    --------------------------------------   -----------------------------
                                                           1998                1997           1998                 1997
                                                    ------------------   -----------------   --------------   ------------
INTEREST INCOME
  Interest and fees on loans.....................           $6,917              $6,682         $ 20,604           $19,654
  Interest and dividends on investments..........              135                 265              446               815
  Interest on mortgage-backed securities.........              527                 494            1,575             1,546
  Other interest income..........................               51                  45              140               111
                                                           -------              ------          -------            ------
                                                             7,630               7,486           22,765            22,126
                                                            ------              ------           ------            ------
INTEREST EXPENSE:
  Deposits.......................................            3,185               3,334            9,699             9,644
  Advances from Federal Home Loan Bank...........              935                 865            2,866             2,703
                                                           -------              ------           ------            ------
                                                             4,120               4,199           12,565            12,347
                                                            ------              ------           ------            ------
NET INTEREST INCOME..............................            3,510               3,287           10,200             9,779
PROVISION FOR LOAN LOSSES........................               45                  60              135               180
                                                           -------              ------          -------            ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES................................            3,465               3,227           10,065             9,599
                                                            ------              ------          -------            ------

NON-INTEREST INCOME:
  Service charges and other......................              763                 586            2,170             1,646
  Gain on sale of real estate owned..............               --                  12               13                21
  Other income...................................               96                  51              323               148
                                                           -------               -----          -------            ------
TOTAL NON-INTEREST INCOME........................              859                 649            2,506             1,815
                                                           -------               -----           ------            ------
GAIN ON SALE OF SECURITIES.......................               54                   3              104               270
                                                           -------               -----          -------            ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits.............            1,385               1,321            4,150             3,712
  Occupancy expense..............................              633                 466            1,705             1,321
  Marketing and professional.....................              197                 171              557               573
  Other operating expenses.......................              571                 537            1,750             1,630
                                                           -------              ------           ------            ------
      Total non-interest expense.................            2,786               2,495            8,162             7,236
                                                           -------              ------           ------            ------
INCOME BEFORE INCOME TAXES.......................            1,592               1,384            4,513             4,448
                                                           -------              ------           ------            ------
INCOME TAXES.....................................              578                 473            1,590             1,511
                                                           -------              ------           ------            ------
NET INCOME.......................................         $  1,014             $   911          $ 2,923           $ 2,937
                                                           =======              ======           ======            ======

BASIC EARNINGS PER COMMON SHARE..................         $    .33               $ .30          $   .94             $ .96
                                                           =======                ====           ======              ====
DILUTED EARNINGS PER
  COMMON SHARE...................................         $   0.31               $ .29          $   .89             $ .94
                                                            ======                ====           ======              ====

DIVIDENDS DECLARED PER COMMON SHARE..............          $  .125               $.125           $ .375             $.375
                                                            ======                ====            =====              ====

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             For the Nine Months
                                                                                                Ended June 30,
                                                                                            -------------------------
                                                                                             1998              1997
                                                                                            -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................         $ 2,923           $ 2,937
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses....................................................             135               180
      (Gain) on sale of securities.................................................            (104)             (270)
      Depreciation.................................................................             466               339
      Accretion of deferred loan fees and other....................................             (65)              (77)
      Accretion of discounts on loans..............................................            (176)             (114)
      Payment of SAIF Special Assessment...........................................              --            (1,824)
      Other items - net............................................................             765             1,134
                                                                                              -----            ------
          Net cash provided by operating activities................................           3,944             2,305
                                                                                              -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale.............................         (12,471)           (5,071)
  Proceeds from maturities of investment securities available for sale.............           3,000             2,050
  Principal repayments on mortgage-backed securities available
    for sale.......................................................................           7,632             5,799
  Loans originated, net of repayments..............................................          (1,948)          (25,559)
  Decrease (increase) in investment in FHLB stock..................................             101              (165)
  Purchase of premises and equipment...............................................          (1,315)           (1,921)
  Sales of investment securities available for sale................................             437               857
                                                                                             ------            ------
      Net cash used in investing activities........................................          (4,564)          (24,010)
                                                                                             ------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................           2,694            23,823
  Net increase in FHLB advances....................................................           3,245             3,574
  Net decrease in advance payments by borrowers for
    taxes and insurance............................................................            (276)             (307)
  Dividends paid...................................................................          (1,198)           (1,185)
  Purchase of common stock for treasury............................................              --            (1,398)
                                                                                              -----           ------
      Net cash provided by financing activities....................................           4,465            24,507
                                                                                             ------            ------

NET INCREASE (DECREASE) IN CASH....................................................           3,845             2,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................           5,860             7,072
                                                                                             ------            ------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................................         $ 9,705           $ 9,874
                                                                                             ======            ======

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 1998 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, "Earnings Per Share." This Statement simplifies the standards for computing income per common share previously required under APB Opinion No. 15, "Earnings Per Share." Basic income per common share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted EPS is computed by dividing net income by the total of the weighted-average number of shares outstanding plus the effect of outstanding options and MSP stock grants. SFAS No. 128 is effective for the periods in the year ended September 30, 1998, and requires restatement of all prior period EPS data. Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 1998 and 1997.

                                                                    Three Months Ended                   Nine Months Ended
                                                                         June 30,                            June 30,
                                                            ----------------------------------   ---------------------------------
                                                                  1998              1997              1998              1997
                                                            ----------------   ---------------   ---------------   ---------------
                                                                                      (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share.................              3,119             3,053             3,107             3,059
Effective of dilutive securities:
  Stock options......................................                134                90               146                45
  MSP stock grants...................................                 39                34                34                18
Weighted  average  number of common
  shares  outstanding  plus effect of dilutive
  securities - used in computation of diluted                    -------           -------           -------           -------
  earnings per common share..........................              3,292             3,177             3,287             3,122
                                                                 =======           =======           =======           =======



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

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Company's total assets at June 30, 1998 and September 30, 1997 totaled $412.4 million and $404.1 million, respectively, an increase of 2.1%, primarily due to increases in cash and cash equivalents.

Securities available-for-sale totaled $39.6 million at June 30, 1998, which represents an increase of $1.7 million or 4.6% as compared to September 30, 1997 as the Company used excess liquidity to purchase additional securities.

Loans receivable, net of the allowance for loan losses, remained relatively stable, increasing $2.1 million or .6%.

Total deposits, after interest credited, at June 30, 1998 were $283.0 million which represents an increase of approximately 1% as compared to September 30, 1997.

Advances from the Federal Home Loan Bank of Dallas increased $3.2 million or 5.0% due primarily to the purchase of mortgage backed securities coupled with a decline in deposits.

Stockholders' equity increased $2.7 million or 5.0% from September 30, 1997 to June 30, 1998, primarily as a result of net income offset somewhat by the payment of dividends.

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

The Company attempts to manage its interest rate exposure by shortening the maturities of its interest-earning assets by emphasizing adjustable rate mortgages ("ARMS"), originating shorter term loans such as residential construction and consumer loans and the investment of excess liquidity in purchased loans, adjustable rate mortgage-backed securities and other securities which relatively short terms to maturity. Furthermore, the Company works to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers. In recent years, the Bank has increased its short-term borrowings while continuing to rely primarily upon deposits as its source of funds. At June 30, 1998, the weighted average term to repricing of the Company's ARM loan and mortgage-backed securities portfolio was approximately 26 months. In contrast, $55.2 million of the Bank's certificate accounts and $72.4 million of the Bank's regular deposit accounts (e.g. NOW, money market, savings) out of $282.9 million of total deposits mature or reprice within one year or less. Based on past experience, however, management believes that much of the Bank's deposits will remain at the Bank. Furthermore, the Bank has approximately $37.6 million in short-term borrowings and $14.2 million in adjustable rate mortgage-backed securities and $4.4 million in short-term government securities.

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

COMPARISON  OF EARNINGS  FOR THE THREE AND NINE  MONTHS  ENDED JUNE 30, 1998 AND
1997

Net Income. The Company had net income of $1.0 million and $2.9 million for the three and nine months ended June 30, 1998 as compared to net income of $911,000 and $2.9 million for the three and nine month periods ended June 30, 1997, respectively. The increase during the three month period was due primarily to increased net interest margin. The decrease during the nine month period was due primarily to a greater gain on the sale of securities in 1997 due to greater activity. Earnings, before the gain on the sale of equity securities ("core earnings") for the three and nine months ended June 30, 1998 remained relatively stable, totaling $979,000 and $2.9 million, respectively.

Total Interest Income. Total interest income increased by $144,000 or 1.9% and 639,000 or 2.9% for the three and nine months ended June 30, 1998, respectively, as compared to the same periods ending June 30, 1997 due primarily to an increase in the average balances of the loans. The average yield on loans decreased to 7.85% for the nine months ended June 30, 1998 from 7.87% in 1997. This decrease was offset somewhat by an increase in interest and/or dividends earned on mortgage-backed and investment securities available for sale.

Total Interest Expense. Total interest expense remained relatively stable for the three and nine month periods. The slight decrease during the three month period was due to lower rates paid on deposits and advances, offset somewhat by increased average balances. The slight increase in the nine month period was primarily due to an increase in the average balance of advances.

Net Interest Income. Net interest income increased 6.8% and 4.3% for the three and nine month periods ended June 30, 1998 as compared to the same periods ended June 30, 1997.

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

Non-interest Expense. Total non-interest expense increased both periods due primarily to increases in total compensation resulting from the ESOP and other factors, including improvements to facilities and equipment. Such increases were offset somewhat by decreased deposit insurance costs.

Gain on Sale of Securities. The Company experienced gains of $54,000 and $104,000 on the sale of securities during the three and nine months ended June 30, 1998 compared to gains of $3,000 and $270,000 during the same periods ended June 30, 1997. The decreases during the nine month period in fiscal 1998 were due to reduction in the sales by the Company of its equity securities holdings.

Income Tax Expense. Income taxes increased during the periods primarily due to an increase in income before income taxes.

YEAR 2000

The Bank has a year 2000 committee that is addressing potential year 2000 ("Y2K") issues with its internal an external computer systems. The committee has assessed the Bank's automated systems and has contacted third party vendors to provide appropriate assurances regarding their ability to address any Y2K issues.

Most of the critical data processing of the Bank is provided by a third party national service bureau. The Bank was selected by and is currently assisting the service bureau in its internal core system testing which will continue through December of 1998. During this period the Bank expects to test its internal systems with that of the service bureau for comparability in live environment.

The Bank continues to evaluate appropriate courses of action and currently does not expect additional expenses to have a material effect on its financial position and results of operations. However, factors outside of the Bank's control and unexpected service bureau problems, if any, could impact the Bank's ability to process data and could have a significant adverse impact on the financial condition and results of operations of the Bank.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On June 30, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                       Amount           Percent
                                                       ------           -------
                                                   (In thousands)

Tangible capital.............................          $52,106           12.76%
Tangible capital requirement.................           16,337            4.00
                                                        ------            ----
Excess over requirement......................          $35,769            8.76%
                                                        ======            ====

Core capital.................................          $52,106           12.76%
Core capital requirement.....................           16,337            4.00
                                                        ------            ----
Excess over requirement......................          $35,769            8.76%
                                                        ======            ====

Risk based capital...........................          $54,869           24.88%
Risk based capital requirement...............           17,645            8.00
                                                        ------            ----
Excess over requirement......................          $37,224           16.88%
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

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. Historically, the Bank was able to fund its operations internally but has recently borrowed funds from the Federal Home Loan Bank of Dallas. As of June 30, 1998, such borrowed funds totaled $68.6 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investment. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. This level may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements. Furthermore, from time to time, the Bank utilizes FHLB advances to the extent necessary to maintain its liquidity.

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

Additional Key Operating Ratios

                                               At or For the Three Months              At or For Nine Months
                                                         Ended                                 Ended
                                                        June 30,                              June 30,
                                                ------------------------            -------------------------
                                                1998(1)          1997(1)            1998(1)           1997(1)
                                                -------          -------            -------           -------
                                                                         (Unaudited)
Basic Earnings per Common Share:
  Before Gain on Sale of Securities......        $0.31             $0.30             $0.92             $0.90
  After Gain on Sale of Securities.......        $0.33             $0.30             $0.94             $0.96
Diluted Earnings per Common Share:
  Before Gain on Sale of Securities......        $0.30              0.28             $0.87             $0.88
  After Gain on Sale of Securities.......        $0.31              0.28             $0.89             $0.94
Annualized Return on Avg. Assets:
  Before Gain on Sale of Securities......        0.96%              .93%             0.94%             0.95%
  After Gain on Sale of Securities.......        1.00%              .93%             0.96%             1.01%
Annualized Return on Avg. Equity:
  Before Gain on Sale of Securities......        6.90%             6.88%             6.82%             7.04%
  After Gain on Sale of Securities.......        7.15%             6.89%             6.99%             7.49%
Net Interest Margin......................        3.55%             3.43%             3.44%             3.43%
 Other Expenses/Average Assets...........        2.74%             2.55%             2.68%             2.68%
Other Income/Average Assets..............        0.84%             0.66%             0.82%             0.62%


-----------------
(1)      Annualized where appropriate.

Selected Financial Data

                                           June 30, 1998     September 30, 1997
                                         ----------------- ---------------------

Ratio of Equity to Assets..............        13.8%                13.5%
Book Value per Common Share............      $16.60               $15.81
Non-performing Assets/Total
Assets.................................        0.27%                0.28%

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1998. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          On June 25, 1998, the Company announced that it adopted a plan to repurchase up to 10% or 343,800 shares of the Company's common stock. The repurchases are expected to be made in open-market transactions ending by June 17, 2000. The repurchases are subject to the availability of stock, market conditions, the trading price of the stock and the Company's financial performance. Such repurchased shares will become treasury shares and will be utilized for general corporate and other purposes, including the issuances of shares in connection with the exercise of stock options.

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


          b)      Reports on Form 8-K

                  None.


------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33- 87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***  Only in electronic filing.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHE HOLDING COMPANY



Date: August 14, 1998          By:    /s/ Patrick O. Little
                                      ------------------------------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: August 14, 1998          By:    /s/ J. L. Chauvin
                                      ------------------------------------------
                                      J. L. Chauvin
                                      Vice President and Chief Financial Officer
                                      (Principal Officer)