Form 10KSB40
period 1998-09-30
TECHE HOLDING CO
filed 1998-12-29
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                September 30, 1998
                          --------------------------------------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
Commission Number:  0-25538

                              TECHE HOLDING COMPANY
                      -----------------------------------
             (Exact name of Registrant as specified in its Charter)

               Louisiana                                         72-1287456
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
  or organization)                                           Identification No.)

211 Willow Street                                                   70538
----------------------------------------                     -------------------
(Address of principal executive offices)                          Zip Code

Registrant's telephone number, including area code:     (318) 828-3212
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on which Registered
    -------------------                -----------------------------------------

    Common Stock, par value            American Stock Exchange
    $.01 per share

Securities registered pursuant to Section 12(g) of the Act:          None
                                                             -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange, Inc., on December 18, 1998, was $36,189 million (2,392,655 shares at $15.125 per share).

     As of December 18, 1998 there were issued and outstanding 3,028,480 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998. (Parts I, II and IV)

2.   Portions  of  the  Proxy   Statement   for  the  1999  Annual   Meeting  of
     Stockholders. (Part III)


                                                       INDEX
PART I                                                                                                           Page
------                                                                                                           ----
Item 1.           Business.....................................................................................     1

Item 2.           Properties...................................................................................    29

Item 3.           Legal Proceedings............................................................................    29

Item 4            Submission of Matters to a Vote of Security-Holders..........................................    29

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters........................    29

Item 6            Selected Financial Data......................................................................    29

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................................    30

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...................................    30

Item 8.           Financial Statements and Supplementary Data..................................................    30

Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure...................................................................................    30

PART III

Item 10.          Directors and Executive Officers of the Registrant............................................   30

Item 11.          Executive Compensation........................................................................   30

Item 12.          Security Ownership of Certain Beneficial Owners and Management................................   30

Item 13.          Certain Relationships and Related Transactions................................................   30

PART IV

Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   31

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

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin and Terrebonne Parishes, Louisiana (the "Primary Market Area"). Teche Federal conducts its business from its main office in Franklin, Louisiana and eleven branch offices located in Morgan City, Bayou Vista, New Iberia (two offices), Lafayette (two offices), Breaux Bridge and Houma (three offices), and Thibodeaux, Louisiana. A new branch office in Lafayette will be completed in the first half of 1999 and a second branch office is planned for the Franklin market. The Bank expects to make an additional investment of approximately $2.6 million related to the branches in Lafayette and Franklin.

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

         The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from other financial institutions in its Primary Market Area, including savings banks, commercial banks and savings associations, credit unions and investment and mortgage brokers in serving its Primary Market Area. The Bank also originates mortgage loans through its branch offices and affiliations with mortgage originators, secured by properties throughout its Primary Market Area and other locations in Louisiana.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.


                                                                          At September 30,
                                          1998               1997               1996                 1995                 1994
                                 -------------------- ------------------ --------------------- ------------------  ----------------
                                             Percent             Percent            Percent             Percent           Percent
                                     Amount  of Total   Amount  of Total   Amount  of Total     Amount  of Total   Amount of Total
                                     ------  -------  --------  --------   ------  --------     ------  --------   ------ --------
                                                                        (Dollars in Thousands)
Residential real estate
mortgage loans:
  One- to four-family............  $301,071   84.27%  $310,306    86.25% $288,109    87.03%   $234,329    87.49% $213,325   86.27%
  Construction/permanent loans...    11,867    3.32     11,067     3.08    13,740     4.15       8,097    3.02     11,676   4.72
  Multi-family...................     1,934     .54      2,839      .79     3,006      .91       2,871    1.07      2,144    .87
Commercial real estate loans.....     6,261    1.75      6,897     1.92     7,346     2.22       7,540    2.82      7,152   2.89
Land loans.......................     1,604     .45      2,634      .73     2,844      .86       2,288     .85      1,858    .75

Consumer loans:
  Loans on savings accounts......     5,881    1.65      5,984     1.66     5,657     1.71       6,260    2.34      5,312   2.15
  Other..........................    28,643    8.02     20,049     5.57    10,343     3.12       6,441    2.41      5,796   2.35
                                    -------  ------   --------   ------  --------   ------     -------  ------   -------- ------
       Total loans...............   357,261  100.00%   359,776   100.00%  331,045   100.00%    267,826  100.00%   247,263 100.00%
                                    =======  ======              ======             ======              ======            ======
Less:
  Allowance for loan losses......     3,515              3,355              3,182                2,966              2,778
  Deferred loan fees, net........       580                860              1,122                1,266              1,308
  Undisbursed portion of
    loans-in-process.............     7,994              8,686             10,525                5,725              9,633
                                    -------           --------           --------             --------           --------
        Net loans................  $345,172           $346,875           $316,216             $257,869           $233,544
                                    =======            =======           ========              =======            =======

         Origination, Purchase and Repayment of Loans. The following table sets forth the Bank's loan originations and loan purchases and principal repayments for the periods indicated.


                                                                         Year Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                     1998            1997           1996             1995          1994
                                                     ----            ----           ----             ----          ----
                                                                                 (In Thousands)
Total gross loans receivable at
 beginning of year..........................      $359,776        $331,045        $267,826         $247,263        $219,007
                                                   =======         =======         =======          =======         =======

Loans originated and purchased:
  One- to four-family residential...........        43,142          49,705          70,730           33,010        $ 36,702
  Residential construction/permanent(1).....        17,118          18,968          23,049           15,110          22,933
  Multi-family residential..................            70             167              --               --             268
  Land and non-residential real estate......         1,901           1,271           3,579            1,970           1,601
  Consumer loans............................        24,393          16,889          11,402           11,280           8,108
                                                    ------          ------         -------           ------           -----
      Total loans originated................        86,624          87,000         108,760           61,370          69,612
                                                    ------          ------         -------           ------          ------
Reductions in principal - primarily due
 to loan repayments and prepayments ........       (89,139)        (58,269)        (45,541)         (40,807)        (41,356)
                                                   -------         -------         -------          -------         -------

Net loan activity...........................       $(2,515)       $ 28,731        $ 63,219         $ 20,563        $ 28,256
                                                    ======         =======         =======          =======         =======

Total gross loans receivable at end of
 year.......................................      $357,261        $359,776        $331,045         $267,826        $247,263
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

         Loan Purchases. While the Bank primarily focuses on the origination of one- to four-family residential mortgages, in 1998 the Bank purchased $2.7 million of performing fixed-rate mortgage loans from financial institutions in south Louisiana.

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                     One- to   Residential                                      All
                                      Four-    Construction/ Multi-  Commercial                Other
                                     Family     Permanent    Family  Real Estate    Land       Loans     Total
                                     ------     ---------    ------  -----------    ----       -----     -----
                                                                   (In Thousands)
Amounts due:
  1 year or less ..................   $    153   $   --     $   --     $     18   $      6   $  4,073   $  4,250
                                      --------   --------   --------   --------   --------   --------   --------
  After 1 year:
    More than 1 year to 3 years ...      1,441       --         --          496         59      5,312      7,308
    More than 3 years to 5 years ..      3,992       --           95        384        264      9,016     13,751
    More than 5 years to 10 years .     46,132       --          347      1,745        637     14,620     63,481
    More than 10 years to 20 years     107,903      1,388        645      3,291        572      1,260    115,059
    More than 20 years ............    141,450     10,479        847        327         66        243    153,412
                                      --------   --------   --------   --------   --------   --------   --------

      Total due after September 30,
         1998 .....................    300,918     11,867      1,934      6,243      1,598     30,451    353,011
                                      --------   --------   --------   --------   --------   --------   --------

      Total amount due ............   $301,071   $ 11,867   $  1,934   $  6,261   $  1,604   $ 34,524   $357,261
                                      ========   ========   ========   ========   ========   ========   ========


         The following table sets forth the dollar amount of all loans due after September 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                       Floating or
                                           Fixed       Adjustable
                                           Rates        Rates (1)        Total
                                           -----        ---------        -----
                                                     (In Thousands)

One- to four-family..................... $154,872        $146,045      $300,918
Residential construction/permanent......    1,880           9,987        11,867
Other...................................   34,585           5,641        40,226
                                         --------         -------       -------
      Total.............................$ 191,337        $161,674      $353,011
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

         The Bank currently offers ARMs with terms of up to 30 years that initially adjust on the first, third, fifth or tenth year after origination and annually thereafter. The Bank began offering ARMs in 1981. The Bank originated $36.4 million of ARMs during the year ended September 30, 1998, of which $21.3 million will first adjust annually after five years. The initial rate is determined by the Bank in accordance with market and competitive factors. Historically, the predominant index was based on the monthly median cost of funds at all SAIF insured financial institutions. For ARMs originated after December 31, 1994, the Bank uses an index based on the one-year U.S. Treasury Bill rate adjusted to constant maturity. The terms and conditions of the ARM loans held by the Bank are varied, partially due to changing market conditions and partially due to the acquisition by the Bank of loans of First Federal in Breaux Bridge from the RTC, Community Homestead in Houma and other loan purchases. The Bank's current ARM originations adjust by a maximum of 2.0% per adjustment, with a current lifetime cap of 11.875%.

         The Bank offers fixed-rate mortgages with terms of up to 30 years, which amortize monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds.
The Bank originates and holds its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $20.9 million of fixed-rate mortgage loans during the year ended September 30, 1998.

         The Bank offers home equity loans on single family residences. At September 30, 1998, home equity mortgage loans totaled $15.6 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 15 years. A variety of home equity loan programs are offered including combined loan to values up to 125.00%. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

         Residential Construction/Permanent Loans. The Bank's construction loans have primarily been made to finance the construction of single-family owner occupied residential properties and, to a limited extent, single family housing for sale by contractors. Construction/permanent loans generally are made to customers of the Bank in its Primary Market Area. The Bank offers construction/permanent loans in amounts up to 80% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans to individuals generally do not pay off at completion of the construction phase, but are automatically transferred to the Bank's one- to four-family residential portfolio. These single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced for the construction for a period of up to nine months at the end of which time the loan converts to a permanent mortgage. While construction lending is generally considered to involve a higher degree of risk than financing of existing residential properties, at September 30, 1998, no construction/permanent loans were delinquent.

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

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 1998 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $2.0 million with no single loan larger than $748,000,000.

     Land Loans. At September 30, 1998, the Bank had $1.6 million invested in residential lot loans to individuals.

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

         Loans secured by deposits at the Bank are typically made for no more than 90% of the deposit and at an interest rate 2% above the rate paid on the deposit. At September 30, 1998, the Bank had $5.8 million of loans secured by deposits.

         Teche Federal also originates automobile and mobile home loans. At September 30, 1998, $5.2 million and $.5 million consisted of automobile and mobile home loans, respectively.

         The Bank has recently instituted a credit card program whereby customers are offered revolving credit through Teche Federal credit cards which are serviced by a third-party vender. At September 30, 1998, such credit cards had a balance of $1.6 million.

         Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms which benefits the Bank's interest rate risk management. However, consumer loans generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. These loans may also give rise to defenses by the borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral. The Bank's risks associated with consumer loans have been further limited by the modest amount of consumer loans made by the Bank. At September 30, 1998, the Bank had approximately $0.1 million in consumer loans delinquent more than 90 days.

         Loan Approval Authority and Underwriting. All mortgage loans greater than $227,150, including sale & assumptions and loans to facilitate the sale of REO, must be approved by a minimum of two members of the Senior Loan Committee. All mortgage loans up to and including $227,150 must be approved by one member of the Loan Committee.

         Certain loan officers and members of management approved by the Board are authorized to approve consumer loans. The amounts which any one person may approve for a secured consumer loan range from $25,000 to $100,000. The range of lending authority for unsecured loans is $5,000 to $25,000. Secured loans in excess of $100,000 and unsecured loans in excess of $25,000 must be approved by two members of the Loan Committee.

         One- to four-family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines, generally utilizing their approved mortgage documents. For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which typically is performed by an independent appraiser designated and approved by the Board of Directors of the Bank. The Bank makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion. The independent appraiser determines the stage of completion based upon its physical inspection of the construction.

         The Bank generally requires title insurance for its 1-4 family residential loans with loan amounts of $150,000 or greater. Title insurance is required for all construction loans, regardless of loan amount. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

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

     Loan Commitments. Teche Federal issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 30 days of the date of issuance. Commitments for consumer loans, which are not given in writing, expire 30 days after issuance. At September 30, 1998, the Bank had $13.9 million of commitments to originate mortgage loans, including $8.0 million of the undisbursed portion of loans-in-process.

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $5.6 million as of September 30, 1998.

         At September 30, 1998, the Bank's largest lending relationship consisted of a $747,800 construction/permanent loan to a non-profit corporation for the construction of a 60-apartment complex for the elderly and low income families in Alexandria, Louisiana. This project was funded with a $1.2 million grant from the Affordable Housing Program of the FHLB of Dallas and a $755,000 loan from the Bank which is fully guaranteed by the U.S. Department of Housing and Urban Development ("HUD"). The project is currently in use. The next five largest lending relationships at September 30, 1998 ranged from $286,000 to $342,000 and were secured primarily by apartment complexes and commercial properties located in the Bank's Primary Market Area. Of these loans, $300,000 is classified as substandard. See "-- Non-performing and Problem Assets --Classified Assets."

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

         Non-Performing Assets and Delinquencies. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings, in which the property may be sold. In foreclosure sale, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. Any real estate acquired in settlement of loans is initially recorded at the estimated fair value at the time of acquisition and is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value of the property declines below its initial value. Subsequent costs directly relating to development and improvement of property are capitalized (not to exceed fair value), whereas costs related to holding property are expensed.

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

                                                                                      At September 30,
                                                                  ---------------------------------------------------
                                                                      1998       1997      1996       1995    1994
                                                                      ----       ----      ----       ----    ----
                                                                                   (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ................................................   $    640    $ 1,028    $  544    $   584    $578
   All other mortgage loans ....................................       --         --        --           59     198
 Consumer ......................................................         83         88        15         19      50
                                                                   --------    -------    ------    -------    ----
      Total ....................................................   $    723    $ 1,116    $  559    $   662    $826
                                                                   ========    =======    ======    =======    ====

Accruing loans which are contractually past due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ................................................       --         --        --         --       --
   All other mortgage loans ....................................       --         --        --         --       --
 Consumer ......................................................       --         --        --         --       --
                                                                   --------    -------    ------    -------    ----
      Total ....................................................   $   --      $  --      $ --      $  --      $--
                                                                   ========    =======    ======    =======    ====
Total non-performing loans .....................................   $    723    $ 1,116    $  559    $   662    $826
                                                                   ========    =======    ======    =======    ====

Real estate owned ..............................................   $    331    $    33    $   46    $   253    $ 99
                                                                   ========    =======    ======    =======    ====
Total non-performing assets ....................................   $  1,054    $ 1,149    $  605    $   915    $925
                                                                   ========    =======    ======    =======    ====

Total non-performing loans to total loans
  outstanding before allowance .................................        .20%       .31%      .17%       .25%    .35%
                                                                   ========    =======    ======    =======    ====
Total non-performing loans to total assets .....................        .18%       .27%      .15%       .20%    .29%
                                                                   ========    =======    ======    =======    ====
Total non-performing assets to total assets ....................        .26%       .28%      .16%       .28%    .33%
                                                                   ========    =======    ======    =======    ====



         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 1998.

         The following table sets forth the types and dollar amounts of the Bank's loans which were more than 60 days delinquent as of September 30, 1998:

                                                             At
                                                        September 30,
                                                            1998
                                                       --------------
                                                       (In Thousands)
Residential mortgage loans.......................           $1,420
Non-residential real estate loans................               --
Land loans.......................................               --
Consumer loans...................................              104


         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 1998, the Bank had REO with a net balance of $331,000.

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

                                                                       At September 30,(1)
                            --------------------------------------------------------------------------------------------------------
                                  1998                   1997               1996                 1995                 1994
                            --------------------  -------------------- ------------------ ---------------------- -------------------
                                     Percent of            Percent of         Percent of            Percent of           Percent of
                                      Loans to              Loans to           Loans to              Loans to             Loans to
                             Amount  Total Loans   Amount  Total Loans Amount Total Loans  Amount   Total Loans  Amount  Total Loans
                             ------  -----------   ------  ----------- ------ -----------  ------   -----------  ------  -----------
                                                                      (Dollars in Thousands)
At end of year
allocated to:
One- to four-family......... $2,600       84.27%   $2,558     86.25%   $2,426    87.03%     $2,201     87.49%    $2,050       86.27%
Multi-family and
  commercialreal estate.....    246        2.29       437      2.71       414     3.13         510      3.89        494        3.76
Construction................     24        3.32        26      3.08        25     4.15          25      3.02         25        4.72
Consumer and other loans....    645       10.12       334      7.96       317     5.69         230      5.60        209        5.25
                              -----     -------      ----    ------     -----   ------       -----    ------      -----      ------
Total allowance(1).......... $3,515      100.00%   $3,355    100.00%   $3,182   100.00%     $2,966    100.00%    $2,778      100.00%
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

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                         At September 30,
                                                -----------------------------------------------------------------
                                                   1998         1997          1996         1995          1994
                                                ---------    ---------     ---------     ---------     ----------
                                                                      (Dollars in Thousands)
Total loans outstanding, net ................   $ 345,172     $ 346,875     $ 316,216     $ 257,869     $ 233,554
                                                =========     =========     =========     =========     =========
Average loans outstanding ...................   $ 349,769     $ 336,509     $ 283,962     $ 245,567     $ 219,393
                                                =========     =========     =========     =========     =========


Allowance balances (at beginning of year) ...   $   3,355     $   3,182     $   2,966     $   2,778     $   2,193
                                                ---------     ---------     ---------     ---------     ---------

Provision ...................................         180           240           300           360           577
                                                ---------     ---------     ---------     ---------     ---------
Effect of pooling ...........................        --            --            --            --
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units ...............         (56)           (7)          (28)          (81)          (63)
  Construction loans ........................        --            --            --            --            --
  Multi-family and commercial real estate
    loans ...................................        --            --            --             (72)         --

  Land loans ................................        --            --            --            --            --
  Other .....................................          (8)          (69)          (59)          (32)          (34)
                                                ---------     ---------     ---------     ---------     ---------
      Total charge-offs .....................         (64)          (76)          (87)         (185)          (97)
Recoveries
  Residential real estate mortgage loans ....        --            --               3          --            --
    One- to four-family units ...............          18             9          --              12           105
  Construction loans ........................        --            --            --            --            --
  Multi-family and commercial real estate
    loans ...................................          22          --            --            --            --
  Land loans ................................        --            --            --            --            --
  Other .....................................           4          --            --               1          --
                                                ---------     ---------     ---------     ---------     ---------
      Total recoveries ......................          44             9             3            13           105
                                                ---------     ---------     ---------     ---------     ---------
  Net (charge-offs) recoveries ..............         (20)          (67)          (84)         (172)            8
                                                ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of year) ..........   $   3,515     $   3,355     $   3,182     $   2,966     $   2,778
                                                =========     =========     =========     =========     =========


Allowance for loan losses to total loans
  outstanding before allowance ..............        1.01%          .96%         1.00%         1.14%         1.18%
Net loans charged off as a percent of average
  loans outstanding before allowance ........         .01%          .02%          .03%          .07%          --%


         Analysis of the Allowance for Losses on Real Estate Owned. The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                At September 30,
                                  ----------------------------------------------
                                   1998     1997     1996      1995      1994
                                  -----    -----    -----     -----     -----
                                             (Dollars in Thousands)

Total real estate owned, net ..   $ 331    $  33    $  46     $ 253     $  99
                                  =====    =====    =====     =====     =====

Allowance - beginning .........     112      108      131     $ 163     $ 186

Provision .....................    --          4     --        --        --

Charge-offs ...................    --       --        (23)      (32)      (23)
                                  -----    -----    -----     -----     -----

Allowance - ending ............   $ 112    $ 112    $ 108     $ 131     $ 163
                                  =====    =====    =====     =====     =====


Allowance for losses on
  real estate owned to real
  estate owned before allowance      25%      77%      70%       34%       62%



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

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. At September 30, 1998 the Bank's regulatory liquidity was 7.49% which is in excess of 5% required by OTS regulations. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.

                                                         At September 30,
                                                  ------------------------------
                                                    1998      1997        1996
                                                    ----      ----        ----
                                                            (In Thousands)

Investment securities issued by U.S.
  Government agencies and corporations (1)......  $ 4,478   $ 7,312   $  11,462
FHLB Stock......................................    3,884     3,927       3,703
Mortgage-backed securities (1)..................   31,220    30,378      32,099
Common stock and municipal obligations..........    1,071       164         935
                                                   ------   -------    --------
   Total investment and mortgage-backed
      securities................................   40,653    41,781      48,199
Interest-bearing deposits.......................    5,260     4,510       6,064
                                                  -------    ------    --------
   Total investments............................ $ 45,913   $46,291   $  54,263
                                                  =======    ======    ========


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

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market. At September 30, 1998, the Bank had mortgage-backed securities available for sale with an amortized cost of $30.9 million and an estimated market value of $31.2 million.

         At September 30, 1998, Teche Federal had an investment securities portfolio with an amortized cost of approximately $4.3 million, consisting primarily of obligations of U.S. government corporations and agencies, as permitted by the OTS regulations. The market value of investment securities at September 30, 1998 (excluding FHLB stock and interest-bearing accounts), was $4.5 million. Teche Federal will continue to seek high quality investments with short to intermediate maturities.

     Interest-Bearing Accounts Held at Other Financial Institutions. At September 30, 1998, the Bank held $5.3 million in the FHLB and interest-bearing deposits in other financial institutions. The Bank maintains these accounts in order to maintain liquidity.

         Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 1998.

                                                                      As of September 30, 1998
                          ----------------------------------------------------------------------------------------------------------
                          One Year or Less  One to Five Years Five to Ten Years More than Ten Years         Total Investments
                          ----------------- ----------------- ----------------- ------------------- --------------------------------
                          Amortized Average Amortized Average Amortized Average Amortized  Average Amortized Average Carrying Market
                            Cost     Yield    Cost     Yield     Cost    Yield    Cost      Yield     Cost    Yield   Value   Value
                           ------   -------  ------   -------   ------  -------  ------    -------   ------  -------  -----   ------
                                                                       (Dollars in Thousands)
Investment Securities
 available for sale.......$    --      N/A%  $4,332     6.5%   $   --     N/A%  $    --       N/A%   $4,332   6.51%  $4,478   $4,478
Mortgage-backed Securities
  available for sale(1)...     --      N/A   12,295    6.27       243    8.61    18,364      6.84    30.902   6.63   31,220   31,220
FHLB Stock................     --      N/A       --     N/A        --     N/A        --       N/A     3,884   5.95    3,884    3,884
Municipal Obligations.....     20     5.48      226    5.09        --     N/A        --       N/A       246   5.12      246      246
Equity Securities.........     --      N/A      N/A     N/A        --     N/A        --       N/A       757    N/A      825      825
      Total...............$    20     5.48% $16,853     6.4%   $  243    8.61%  $18,364      6.84%  $40,121   6.42% $40,653  $40,653
                           ======            ======             =====            ======              ======          ======   ======

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

         Regular savings accounts, money market accounts and NOW accounts constituted $71.5 million, or 25.6% of the Bank's deposit portfolio at September 30, 1998. Certificates of deposit constituted $207.8 million or 74.4% of the deposit portfolio, including $46.5 million of which had balances of $100,000 and over. As of September 30, 1998, the Bank had no brokered deposits.

         Time Deposits by Rate. The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1998.

                              Period to Maturity from September 30, 1998
                            ----------------------------------------------
                            Less than     One to      Two to    Over Three
                             One Year    Two Years  Three Years   Years
                             --------    ---------  -----------   -----
                                             (In Thousands)
Certificate accounts:
  3.00 to 3.99%......      $   1,514   $      --    $      --   $      2
  4.00 to 4.99%......         33,065       6,943          441         --
  5.00 to 5.99%......         62,287      44,653        7,265      5,769
  6.00 to 6.99%......         13,306      16,344        5,924      7,841
  7.00 to 7.99%......             --       2,233           --        173
                            --------    --------     --------    -------
      Total..........      $ 110,172   $  70,173    $  13,630   $ 13,785
                            ========    ========     ========    =======


         Certificate Accounts of $100,000 and Above. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. For example, for certificates with terms of 12 months which were purchased on September 30, 1998, those with balances of $500 would yield 4.75%, those with balances of $40,000 would yield 5.00%, those with balances of $75,000 would yield 5.10% and those with balances of $99,000 would yield 5.20%. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.
                              Certificates        Weighted
                               of Deposit      Interest Rate
                               ----------      -------------
                             (In Thousands)
Maturity Period:
3 months or less...........     $   8,772          5.29%
Over 3 through 6 months....         7,622          5.28
Over 6 through 12 months...         9,547          5.55
Over 12 months.............        20,523          5.84
                                  -------         -----
Totals.....................      $ 46,464          5.59
                                  =======


     Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated:

                                                      At September 30,
                                          -------------------------------------
                                                1998        1997       1996
                                            ----------    ---------- ---------
                                                        (In Thousands)

Beginning balance.........................  $ 280,302      $254,723   $233,805
Net deposits (withdrawals)................    (13,949)       12,545      9,259
Interest credited on deposits.............     12,912        13,034     11,659
                                              -------       -------   --------
Ending balance............................    279,265       280,302   $254,723
                                             ========       =======    =======
Total increase (decrease) in deposits....   $  (1,037)     $ 25,579   $ 20,918
                                             ========       =======    =======
Percentage increase (decrease)............       (.37)%       10.04%      8.95%


Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1998, Teche Federal had $67.7 million in advances outstanding from the FHLB of Dallas.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated:

                                                     At or For the Year Ended September 30,
                                                     --------------------------------------
                                                            1998       1997     1996
                                                            ----       ----     ----
                                                             (Dollars in Thousands)
FHLB advances:
  Average balance outstanding....................         $68,306    $64,685   $42,405
  Maximum amount outstanding at any
 month-end during the year.......................          77,335     72,684    72,500
  Balance outstanding at end of year.............          67,721     65,398    66,900
  Weighted average interest rate during the year.            5.56%      5.64%     5.53%
  Weighted average interest rate at end of year..            5.34%      5.73%     5.39%


Subsidiary Activity

         The only subsidiary of the Company is Teche Federal.

     As of September 30, 1998, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $111,000. FISI was inactive at September 30, 1998.

         Teche Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1998, Teche Federal was authorized to invest up to approximately $8.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

Personnel

         As of September 30, 1998, the Bank had 138 full-time and 59 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Federal Securities Law. The Company is subject to filing and reporting requirements by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of six cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended September 30, 1998, amounted to approximately $172,000.

         Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the fiscal year ended September 30, 1998 totalled approximately $89,828.

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

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1998:

                                                              Percent of
                                                               Adjusted
                                            Amount              Assets
                                            ------              ------
                                                (Dollars in Thousands)
Tangible Capital:
Actual capital.........................    $ 53,415              13.1%
Regulatory requirement.................       6,100               1.5
                                             ------             -----
Excess.................................    $ 47,315              11.6%
                                            =======             =====

Core Capital:
Actual capital.........................    $ 53,415              13.1%
Regulatory requirement.................      16,268               3.0
                                             ------             -----
Excess.................................    $ 37,147               9.1%
                                             ======            ======

Risk-Based Capital:
Actual capital.........................    $ 56,195              25.3%
Regulatory requirement.................      17,748               8.0
                                            -------             -----
Excess.................................    $ 38,447              17.3%
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

         The OTS provides all institutions that file a schedule entitled the Consolidated Maturity & Rate Schedule ("CMR") as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 400 basis points in 100 basis points increments. The OTS allows thrifts under $500 million in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the institution, to estimate the sensitivity of NPV.

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

         The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, 300 and 400 basis points from the level of interest rates at September 30, 1998.

                                                     NPV as % of PV
         Net Portfolio Value                           of Assets
-------------------------------------     ----------------------------------
Change                                                 NPV
in Rates      $ Amount     $Change(1)     %Change(2)  Ratio(3)     Change(4)
--------      --------     ----------     ----------  --------     ---------
                           (Dollars in Thousands)

   +400 bp     38,165       -23,881        -38%         9.95%       -489 bp

   +300 bp     45,488       -16,558        -27%        11.56%       -328 bp

   +200 bp     52,391        -9,654        -16%        13.00%       -184 bp

   +100 bp     58,190        -3,855         -6%        14.14%        -70 bp

      0 bp     62,046                                  14.84%

   -100 bp     63,562         1,516         +2%        15.04%        +20 bp

   -200 bp     65,262         3,216         +5%        15.27%        +43 bp

   -300 bp     67,866         5,820         +9%        15.67%        +84 bp

   -400 bp     70,828         8,783        +14%        16.13%       +129 bp



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


                                                September 30,    September 30,
                                                     1998             1997
                                                -------------    -------------


*** RISK MEASURES: 200 BP RATE SHOCK ***

Pre-Shock NPV Ratio: NPV as % of PV of Assets...    14.84%           14.11%

Exposure Measure: Post-Shock NPV Ratio..........    13.00%           10.91%

Sensitivity Measure: Change in NPV Ratio........     -184 bp          -320 bp


*** CALCULATION OF CAPITAL COMPONENT ***

Change in NPV as % of PV of Assets..............     2.31%            3.76 %

Interest Rate Risk Capital Component ($000).....   $    0           $3,643

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

         Prompt Corrective Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). Immediately upon becoming undercapitalized, an institution shall become subject to various restrictions and could be subject to additional supervisory actions.

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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, under the FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements).

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 1998, the Bank was in compliance with its QTL requirement with 99.04% of its assets invested in QTIs.

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

     Loans-to-One Borrower. See "Business -- Lending Activities -- Loans-to-One Borrower."

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The OTS reported that Teche Federal had a "satisfactory record of meeting community credit needs," in its last examination dated January 5, 1998. The OTS further stated that "an institution in this group has an outstanding record of, and is a leader in, ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources and capabilities."

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At September 30, 1998, the Bank's liquidity ratio was 7.49%.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1998, the Bank had $67.7 million borrowed from the FHLB of Dallas to fund operations; however, there can be no assurances that additional borrowings will not be made in the future.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1998, the Bank had $3.9 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1998, dividends paid by the FHLB of Dallas to the Bank totalled $232,419.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Bank's total transaction accounts were in compliance with the Federal Reserve Board requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1998.

State Taxation

         The Louisiana Corporation Income Tax Act provides for an exemption from the Louisiana Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock associations (e.g., the Bank). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Bank (as well as the Company) are subject to the Louisiana Corporate Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Louisiana Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of

Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. Beginning January 1, 1996, the Company became subject to the Louisiana Shares Tax and the Louisiana Franchise Tax. The Louisiana Shares Tax is imposed on the assessed value of the Bank's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings. The Louisiana Shares Tax and the Louisiana Franchise Tax was approximately $541,653 (net of taxes) for the year ended September 30, 1998.

Item  2.  Description of Properties
-----------------------------------

Properties

         The Bank operates from its main office located at 211 Willow Street, Franklin, Louisiana and eight branch offices. The Bank's total investment in office property and equipment is $12.8 million with a net book value of $8.8 million at September 30, 1998. The Bank currently operates automated teller machines at most of its branch offices.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998 ("Annual Report") on page 3, and is incorporated herein by reference.

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

         See Net Portfolio Value Analysis on pages 22 through 24.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" at pages 4 to 8 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 20, 1999 (the "Proxy Statement"), which was filed with the Commission on December 17, 1998 and incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the Proxy Statement at pages 8 through 12.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement at pages 1 through 3.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Proxy Statement on page 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                  PAGE
                                                                  ----
Independent Auditors' Report...................................... 11
Consolidated Balance Sheets as of September 30, 1998 and 1997..... 12
Consolidated Statements of Income For the Years Ended
  September 30, 1998, 1997 and 1996............................... 13
Consolidated Statements of Stockholders' Equity
  for the Years Ended September 30, 1998, 1997 and 1996........... 14
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1998, 1997 and 1996............................... 15
Notes to Consolidated Financial Statements........................ 17


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

               3.1  Articles of Incorporation of Teche Holding Company*
               3.2  Bylaws of Teche Holding Company*
               4.0  Stock Certificate of Teche Holding Company*
               10.1 Form of Teche Federal Savings Bank Management Stock Plan**
               10.2 Form of Teche Holding Company 1995 Stock Option Plan**
               11.0 Statement  regarding  computation of earnings per share (see
                    Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)
               13.0 Annual  Report to  Stockholders  for the  fiscal  year ended
                    September 30, 1998
               21.0 Subsidiary of the Registrant  (see  "Item  1  Business  -
                    Subsidiary Activity" herein)
               23.0 Independent Auditors' Consent
               27.0 Financial Data Schedule***

                  (b)   Reports on Form 8-K.

                  None
-----------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33-87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***      Only in electronic filing.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECHE HOLDING COMPANY

Dated:  December 29, 1998          By:  /s/Patrick O. Little
                                        ---------------------------------------
                                        Patrick O. Little
                                        President, Chief Executive
                                        Officer and Director
                                        (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 1998.


By:   /s/Patrick O. Little                    By: /s/J. L. Chauvin
      ----------------------------------         -------------------------------
      Patrick O. Little                           J. L. Chauvin
      President, Chief Executive Officer          Vice President and Treasurer
        and Director                              (Principal Financial Officer)
      (Principal Executive Officer)


By:   /s/W. Ross Little                       By:
      ----------------------------------         -------------------------------
      W. Ross Little                              Robert Earl Mouton
      Chairman of the Board                       Director


By:   /s/Mary Coon Biggs                      By: /s/Christian L. Olivier
      ----------------------------------         -------------------------------
      Mary Coon Biggs                             Christian L. Olivier
      Director                                    Director


By:   /s/Virginia Kyle Hine                   By:
      ----------------------------------         -------------------------------
      Virginia Kyle Hine                          W. Ross Little, Jr.
      Director                                    Director and Secretary


By:   /s/Henry L. Friedman                    By:
      ----------------------------------         -------------------------------
      Henry L. Friedman                           Thomas F. Kramer, M.D.
      Director                                    Director


By:   /s/Donelson T. Caffery, Jr.
      ----------------------------------
      Donelson T. Caffery, Jr.
      Director