Form 10-Q
period 1998-12-31
TECHE HOLDING CO
filed 1999-02-23
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1998
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                    72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                    70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (318) 828-3212
                                                      --------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 22, 1999

             Class                                              Outstanding
---------------------------                                   ----------------
$.01 par value common stock                                   2,957,030 shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
             HOLDING COMPANY

Item 1.  Financial Statements                                               1
Item 2.  Management's Discussion and Analysis of Financial                  6
                  Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12
Item 2.  Changes in Securities                                             12
Item 3.  Defaults upon Senior Securities                                   12
Item 4.  Submission of Matters to a Vote of Security Holders               12
Item 5.  Other Materially Important Events                                 12
Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     At            At
                                                                December 31,  September 30,
                                                                    1998          1998*
                                                                ------------  -------------
                                                                (unaudited)
ASSETS
Cash and cash equivalents ...................................   $  29,613    $  10,680
Certificates of deposit .....................................        --            658
Securities available-for-sale, at estimated
  market value (amortized cost of $32,744 and $36,239) ......      33,135       36,769
Loans receivable, net of allowance for loan losses
  of $3,491 and $3,515) .....................................     336,729      345,172
Accrued interest receivable .................................       1,951        2,065
Investment in Federal Home Loan Bank stock, at cost .........       3,940        3,884
Real estate owned, net ......................................         257          331
Prepaid expenses and other assets ...........................         491          500
Premises and equipment, at cost less accumulated depreciation       9,221        8,764
                                                                ---------    ---------
      TOTAL ASSETS ..........................................   $ 415,337    $ 408,823
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ....................................................   $ 287,090    $ 279,265
Advances from Federal Home Loan Bank ........................      66,073       67,721
Borrowings for common stock repurchase ......................       7,114        5,178

Advance payments by borrowers for taxes and insurance .......       1,034        1,644
Accrued interest payable ....................................         470          485
Accounts payable and other liabilities ......................       1,064        1,223
Deferred income taxes .......................................         687          780
                                                                ---------    ---------
      Total liabilities .....................................     363,532      356,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,233,350 shares issued .....................          42           42
  Preferred stock, 5,000,000 shares authorized;
    none issued .............................................        --           --
  Additional paid in capital ................................      42,064       42,037
  Retained earnings .........................................      29,247       28,757
  Unearned ESOP shares ......................................      (2,003)      (2,086)
  Unearned Compensation (MSP) ...............................        (690)        (790)
  Treasury stock 1,227,000 and 1,138,000 shares, at cost ....     (17,113)     (15,783)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes ...................................         258          350
                                                                ---------    ---------
      Total stockholders' equity ............................      51,805       52,527
                                                                ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL ...........................................   $ 415,337    $ 408,823
                                                                =========    =========

---------------------
* The consolidated balance sheet at September 30, 1998 has been taken from the audited balance sheet at that date.

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                          For Three Months ended
                                                                               December 31,
                                                                          -----------------------
                                                                          1998             1997
                                                                          ------          -------
INTEREST INCOME
  Interest and fees on loans....................................          $6,669           $6,810
  Interest and dividends on investments.........................             137              185
  Interest on mortgage-backed securities........................             458              506
  Other interest income.........................................             156               40
                                                                           -----            -----
                                                                           7,420            7,541
                                                                           -----            -----
INTEREST EXPENSE:
  Deposits......................................................           3,145            3,377
  Advances from Federal Home Loan Bank..........................             901              908
  Other borrowed money..........................................             100               --
                                                                           -----            -----
                                                                           4,146            4,285
                                                                           -----            -----
NET INTEREST INCOME.............................................           3,274            3,256
PROVISION FOR LOAN LOSSES.......................................              45               45
                                                                           -----            -----
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES...............................................           3,229            3,211
                                                                           -----            -----

NON-INTEREST INCOME:
  Service charges and other.....................................           1,078              818
  Other income..................................................              19               18
                                                                           -----            -----
TOTAL NON-INTEREST INCOME.......................................           1,097              836
                                                                           -----            -----
GAIN ON SALE OF SECURITIES......................................              --                7
                                                                           -----            -----

NON-INTEREST EXPENSE:
  Compensation and employee benefits............................           1,405            1,383
  Occupancy expense.............................................             637              533
  Marketing and professional....................................             188              160
  Other operating expenses......................................             727              574
                                                                           -----            -----
      Total non-interest expense................................           2,957            2,650
                                                                           -----            -----
INCOME BEFORE INCOME TAXES......................................           1,369            1,404
                                                                           -----            -----
INCOME TAXES....................................................             479              491
                                                                           -----            -----
NET INCOME......................................................          $  890           $  913
                                                                           =====            =====
BASIC INCOME PER COMMON SHARE ..................................          $ 0.32           $ 0.30
                                                                           =====            =====
DILUTED INCOME PER COMMON SHARE.................................          $ 0.32           $ 0.28
                                                                           =====            =====
DIVIDENDS DECLARED PER COMMON SHARE                                       $0.125           $0.125
                                                                           =====            =====


See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            For the Three Months
                                                                             Ended December 31,
                                                                         ------------------------
                                                                            1998          1997
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................   $    890    $    913
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ................................          3         (52)
      Provision for loan losses .......................................         45          45
      (Gain) on sale of securities ....................................       --            (7)
      Depreciation ....................................................        193         149
      Accretion of deferred loan fees and other .......................        (52)        (28)
      Accretion of discounts on loans .................................         (5)        (25)
      Other items - net ...............................................        139         190
                                                                          --------    --------
          Net cash provided by (used in) operating activities .........      1,213       1,185

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale ................       (143)     (7,145)
  Proceeds from maturities of investment securities available for sale           5       3,000
  Principal repayments of mortgage-backed securities available for sale      3,630       1,550
  Net loan repayments .................................................      8,455         619
  Investment in FHLB stock ............................................        (56)        (59)
  Net decrease in certificates of deposit .............................        658        --
  Purchase of premises and equipment ..................................       (650)       (404)
  Sales of investment securities available for sale ...................       --            29
                                                                          --------    --------
      Net cash provided by (used in) investing activities .............     11,899      (2,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits .................................      7,825      (2,073)
  Net increase (decrease) in FHLB advances ............................     (1,648)      6,519
  Net decrease in advance payments by borrowers for
    taxes and insurance ...............................................       (610)       (620)
  Dividends paid ......................................................       (352)       (395)
  Purchase of common stock for treasury ...............................     (6,161)       --
  Borrowings under note payable agreement .............................      6,767        --
                                                                          --------    --------
      Net cash provided by financing activities .......................      5,821       3,431
                                                                          --------    --------

NET INCREASE (DECREASE) IN CASH .......................................     18,933       2,206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................     10,680       5,868
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................   $ 29,613    $  8,074
                                                                          ========    ========



See Notes to Unaudited Financial Statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 1998 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 1998 and 1997.

                                                       1998            1997
                                                  --------------- -----------
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share................  2,777,340       3,091,475
Effect of dilutive securities:
  Stock options...................................      6,259         155,875
  MSP stock grants................................     24,414          39,187
                                                   ----------      ----------
Weighted  average  number of common
  shares  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share.....................  2,808,013       3,286,537
                                                   ==========      ==========

NOTE 4 - COMPREHENSIVE INCOME

         The Corporation adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective October 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the three months ended December 31, 1998 and 1997.


                                        1998                  1997
                                        ----                  ----
Net income                             $  890               $   913
Other comprehensive income
  (loss), net of tax                      (92)                   73
                                       ------                ------
Total Comprehensive Income             $  798               $   986
                                       ======                ======

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at December 31, 1998 and September 30, 1998 totaled $415.3 million and $408.8 million, respectively, an increase $6.5 million or 1.6%.

Securities available-for-sale totaled $33.1 million at December 31, 1998, which represents a decrease of $3.6 million or 9.9% as compared to September 30, 1998.

Loans receivable totaled $336.7 million at December 31, 1998 which represented an $8.4 million or 2.4% decrease compared to September 30, 1998. This decrease was primarily due to loan repayments in excess of originations during the quarter.

Total deposits, after interest credited, at December 31, 1998 were $287.0 million which represents an increase of $7.8 million or 2.8% as compared to September 30, 1998.

Advances decreased $1.6 million or 2.4% as compared to the amount at September 30, 1998.

Borrowings for common stock repurchases increased by $1.9 million or 37.4% to $7.1 million at December 31, 1998. On January 8, 1999, the Company repaid the entire borrowing from its available cash accounts but maintained its line of credit of $8.0 million, which is available through a third party lender through September 30, 1999 for further common stock repurchases and other limited purposes.

Stockholders' equity decreased to $51.8 million at December 31, 1998, from $52.5 million at September 30, 1998, primarily as a result of stock repurchased during the quarter and cash dividends paid, offset somewhat by retained earnings for the quarter. During the quarter, the Corporation repurchased 89,000 shares at an average price of $14.94 per share.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND
1997

Net Income. The Corporation had net income of $890,000 for the three months ended December 31, 1998 as compared to net income of $913,000 for the three month period ended December 31, 1997. Earnings for the three months ended
December 31, 1998 represent a decrease of $23,000 compared to 1997. This decrease was primarily due to expenses related to three new branches opened in August and September, 1998.

Total Interest Income. Total interest income decreased by $121,000 or 1.6% to $7.4 million for the three months ended December 31, 1998, from $7.5 million for the three months ended December 31, 1997, due primarily to a decrease in average yields on loans and securities. Interest income on loans increased $141,000 or 2.1% to $6.7 million for the period ended December 31, 1998 from $6.8 million for the period ended December 31, 1997. The average yield on loans decreased to 7.74% for the three months ended December 31, 1998 from 7.79% for the same period in 1997, and the average yield on investment and mortgage-backed securities decreased to 6.07% for December 1998 from 6.57% for 1997.

Total Interest Expense. Total interest expense decreased $139,000, or 3.2%, to $4.1 million for the 1998 period from $4.3 million for the December 1997 period, due primarily to a decrease in average rates paid, offset somewhat by an increase in other interest expense due to the use of a line of credit to repurchase the Corporation's common stock.

Net Interest Income. Net interest income remained relatively stable, increasing $18,000 for the three month period ended December 31, 1998 as compared to the same period ended December 31, 1997.

Provision for Loan Losses. The provision for loan losses was $45,000 for both periods.

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

Non-interest Income. Total non-interest income increased by $267,000 from $836,000 in the three month period ended December 31, 1997 to $1,097,000 in the three month period ended December 31, 1998. This increase is due primarily to the increase of service fee income associated with increased demand account volume as well as fee income generated from the sale of certain fixed-rate mortgage loans originated for sale in the secondary market.

Non-interest Expense. Total non-interest expense increased by $307,000 over the periods compared. This increase was due primarily to compensation and occupancy expenses related to the three new branches opened in August and September of 1998.

Gain on Sale of Securities. The Company had no gain on the sale of securities during the three months ended December 31, 1998 compared to a gain of $7,000 during the same period ended December 31, 1997.

Income Tax Expense. Income taxes remained relatively constant at about 35% of income before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On December 31, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                 Amount                 Percent
                                                 ------                 -------
                                             (In thousands)

Tangible capital.......................          $54,622                 13.2 %
Tangible capital requirement...........            6,215                  1.5
                                                  ------                 ----
Excess over requirement................          $48,407                 11.7 %
                                                  ======                 ====

Core capital...........................          $54,622                 13.2 %
Core capital requirement...............           12,430                  3.0
                                                  ------                 ----
Excess over requirement................          $42,192                 10.2 %
                                                  ======                 ====

Risk based capital.....................          $57,380                 26.1 %
Risk based capital requirement.........           17,603                  8.1
                                                  ------                 ----
Excess over requirement................          $39,777                 18.0%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed securities principal. The Bank has also borrowed funds from the Federal Home Loan Bank of Dallas ("FHLB") and other sources. As of December 31, 1998, FHLB borrowed funds totaled $66.1 million. See also "General" regarding funds borrowed to repurchase stock. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Year 2000 Readiness

The "Year 2000" issue is a general  term used to describe  the various  problems
that  may  result  from  improper   processing  of  dates  and  date   sensitive
calculations by computers, software, and other machinery.

The problems generally arise from the fact that most computers and software historically have used only two digits to identify the year in a date, often meaning that the computer will not distinguish dates in the "2000's" from dates in the "1900's".

The following discussion of the implications of the Year 2000 problem for the Bank, contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal Year 2000 modifications are based on management's assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ, Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank.

The Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Bank.

The Bank has a Year 2000 committee that is addressing potential Year 2000 issues with its internal and external software and computer systems. The committee has assessed the Bank's automated systems and has contacted third party vendors to provide appropriate assurances regarding their ability to address any Year 2000 issues.

Most of the critical data processing of the Bank is provided by a third party national service bureau. This service bureau began renovations to their software applications in the early 1990's to address Year 2000 issues. The Bank and its service bureau completed internal core system testing in December 1998. The Bank is currently testing its internal systems compatibility with that of the service bureau in live data tests.

Total cost associated with required modifications to existing systems is not expected to be material to the Corporation's financial position. No additional outside personnel is expected to be needed to resolve any Year 2000 issues at this time. The current estimated costs to replace some hardware and software systems is approximately $210,000, some of which will be capitalized and depreciated over approximately three years. The Bank does not separately track the internal costs incurred for the Year 2000 project because such costs are principally the related payroll costs.

The Bank has contacted all material customers, vendors, and non-information technology suppliers (i.e. utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness.

Testing has been completed on the most significant vendor applications, except the utilities as noted below, however, final testing remains on a few critical applications. This final testing, and development of contingency plans, is expected to be completed for all critical and important applications and services by June 30, 1999. Most of the items identified as minor are services that are performed by outside vendors. Appropriate testing, if possible, and any related contingency plans would be performed in the second and third quarter of 1999.

We are unable to test the Year 2000 readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations to provide the required services that drive our data systems.

As a practical matter, mortgage, consumer and commercial loan customers were not contacted regarding their Year 2000 readiness. It was deemed to be beyond the scope of our testing parameters to contact these borrowers. Further, most of these are individuals with adequate collateral for their loans.

The most likely worst case Year 2000 scenario is that data processing would be temporarily interrupted (as much as 2 to 3 days) which would increase the time necessary to service customers and may prevent some customers from being serviced until the problem is corrected. The Bank believes that completed and planned modifications to its internal systems will allow it to be ready for the Year 2000. However, factors outside of the Bank's control and unexpected service bureau and other third party problems could impact the Bank's ability to process data which could have a significant adverse impact on the financial condition and results of operations of the Bank.

In the event that the Year 2000 problems affect daily operations, the Year 2000 committee is preparing daily operating procedures that should allow us to provide most of our services. These procedures will be provided to each branch and will be tested during 1999.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment systems providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

Risk Management

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 1998.

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

Additional Key Operating Ratios

                                                     At or For the Three
                                                        Months Ended
                                                         December 31,
                                                  --------------------------
                                                  1998(1)            1997(1)
                                                  -------            -------
                                                (Unaudited)
Return on average assets...................         0.86%              0.90%
Return on average equity...................         6.81               6.67
Average interest rate spread...............         2.63               2.45
Nonperforming assets to total assets.......         0.21               0.39
Nonperforming loans to total loans.........         0.26               0.45
Average net interest margin................         3.31               3.28
Tangible book value per share..............       $17.26             $16.09


---------------
(1)  Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

                  Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                              TECHE HOLDING COMPANY



Date: February 23, 1999           By:  /s/Patrick O. Little
                                       -----------------------------------------
                                       Patrick O. Little
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: February 23, 1999           By:  /s/J.L. Chauvin
                                       -----------------------------------------
                                       J. L. Chauvin
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)