Form 10-Q
period 1999-03-31
TECHE HOLDING CO
filed 1999-05-17
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1999
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ---------------

                         Commission file number 0-25538
                                               ---------

                              TECHE HOLDING COMPANY
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Louisiana                                                72-128746
---------                                                ---------
(State or other jurisdiction                (I.R.S. employer identification no.)
 of incorporation or organization)

211 Willow Street, Franklin, Louisiana                          70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (318) 828-3212
                                                   ---------------
                                       N/A
                ------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 10 , 1999.

         Class                                                  Outstanding
---------------------------                                  ------------------
$.01 par value common stock                                      2,879,080

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                Page
                                                               Number
                                                               ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
             HOLDING COMPANY

Item 1.  Financial Statements                                     1
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations             7
Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                              10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       12
Item 2.  Changes in Securities                                   12
Item 3.  Defaults upon Senior Securities                         12
Item 4.  Submission of Matters to a Vote of Security Holders     12
Item 5.  Other Information                                       12
Item 6.  Exhibits and Reports on Form 8-K                        12

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      At               At
                                                                                   March 31,      September 30,
                                                                                     1999             1998*
                                                                              ------------------  ------------
                                                                                  (unaudited)
ASSETS
Cash and cash equivalents....................................................    $ 13,847             $ 10,680
Certificates of deposit......................................................           -                  658
Securities available-for-sale, at estimated
  market value (amortized cost of $53,025 and $36,239).......................      53,325               36,769
Loans receivable, net of allowance for loan losses
  of $3,532 and $3,515)......................................................     334,375              345,172
Accrued interest receivable..................................................       2,043                2,065
Investment in Federal Home Loan Bank stock, at cost..........................       3,994                3,884
Real estate owned, net.......................................................         257                  331
Prepaid expenses and other assets............................................         507                  500
Premises and equipment, at cost less accumulated depreciation................       9,809                8,764
                                                                                 --------              -------
      TOTAL ASSETS...........................................................    $418,157             $408,823
                                                                                  =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................    $299,606             $279,265
Advances from Federal Home Loan Bank.........................................      64,401               67,721
Borrowings for common stock repurchase.......................................           -                5,178
Advance payments by borrowers for taxes and insurance........................       1,266                1,644
Accrued interest payable.....................................................         325                  485
Accounts payable and other liabilities.......................................         742                1,223
Deferred income taxes........................................................         651                  780
                                                                                ---------            ---------
      Total liabilities......................................................     366,991              356,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued......................................          42                   42
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................           -                    -
  Additional paid in capital.................................................      42,085               42,037
  Retained earnings..........................................................      29,809               28,757
  Unearned ESOP shares.......................................................      (1,920)              (2,086)
  Unearned Compensation (MSP)................................................        (590)                (790)
  Treasury stock - 1,317,000 and 1,138,000 shares, at cost...................     (18,453)             (15,783)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................         193                  350
                                                                                  -------              -------
      Total stockholders' equity.............................................      51,166               52,527
                                                                                   ------               ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................    $418,157             $408,823
                                                                                  =======              =======

---------------------
* The consolidated balance sheet at September 30, 1998 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                            For Three Months           For Six Months
                                                             Ended March 31,           Ended March 31,
                                                        ----------------------    ------------------------
                                                             1999        1998        1999         1998
                                                        ----------    ---------   ---------    -----------
INTEREST INCOME
  Interest and fees on loans...........................   $  6,652     $  6,877    $ 13,320      $  13,687
  Interest and dividends on investments................        232          127         369            311
  Interest on mortgage-backed securities...............        441          542         900          1,048
  Other interest income................................        174           49         330             89
                                                           -------      -------     -------       --------
                                                             7,499        7,595      14,919         15,135
                                                           -------      -------     -------       --------
INTEREST EXPENSE:
  Deposits.............................................      3,120        3,137       6,265          6,514
  Advances from Federal Home Loan Bank.................        868        1,023       1,709          1,931
  Other borrowed money.................................         11            -         111              -
                                                           -------      -------      ------       --------
                                                             3,999        4,160       8,145          8,445
                                                             -----      -------      ------       --------
NET INTEREST INCOME....................................      3,500        3,435       6,774          6,690
PROVISION FOR LOAN LOSSES..............................         45           45          90             90
                                                           -------      -------      ------       --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................      3,455        3,390       6,684          6,600
                                                           -------      -------      ------       --------
NON-INTEREST INCOME:
  Service charges and other............................        981          750       2,057          1,550
  Gain on sale of real estate owned....................         16           13          16             13
  Other income.........................................         19           46          40             84
                                                           -------        -----      ------        -------
TOTAL NON-INTEREST INCOME..............................      1,016          809       2,113          1,647
                                                           -------      -------      ------        -------
GAIN ON SALE OF SECURITIES.............................          2           44           2             50
                                                           -------      -------      ------        -------
NON-INTEREST EXPENSE:
  Compensation and employee benefits...................      1,477        1,381       2,933          2,765
  Occupancy expense....................................        685          539       1,322          1,072
  Marketing and professional...........................        259          200         447            360
  Other operating expenses.............................        740          606       1,415          1,179
                                                           -------      -------      ------         ------
      Total non-interest expense.......................      3,161        2,726       6,117          5,376
                                                           -------      -------      ------         ------
INCOME BEFORE INCOME TAXES.............................      1,312        1,517       2,682          2,921
                                                           -------      -------      ------         ------
INCOME TAXES...........................................        459          521         939          1,012
                                                           -------      -------      ------         ------
NET INCOME.............................................   $    853     $    996    $  1,743      $   1,909
                                                           =======      =======      ======        =======
BASIC EARNINGS PER COMMON SHARE........................   $    .32     $    .32    $    .64      $     .62
                                                           =======      =======      ======        =======
DILUTED EARNINGS PER COMMON SHARE......................   $    .32     $    .30    $    .63      $     .58
                                                           =======      =======      ======        =======
DIVIDENDS DECLARED PER COMMON SHARE....................   $   .125     $   .125    $    .25      $     .25
                                                            ======      =======      ======        =======


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                For the Six Months
                                                                                                 Ended March 31,
                                                                                         -----------------------------
                                                                                             1999              1998
                                                                                         -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................         $ 1,743          $ 1,909
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities.............................................              21              (46)
      Provision for loan losses....................................................              90               90
      Gain on sale of securities...................................................              (2)             (50)
      Depreciation.................................................................             410              309
      Accretion of deferred loan fees and other....................................             (25)             (49)
      Accretion of discounts on loans..............................................            (163)             (78)
      Other items - net............................................................            (310)             802
                                                                                            -------           ------
          Net cash provided by operating activities................................           1,764            2,887
                                                                                            -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale.............................         (24,800)          (7,614)
  Proceeds from maturities of investment securities available for sale.............              10            3,000
  Principal repayments on mortgage-backed securities available                                7,869
    for sale.......................................................................               -            4,088
  Loans originated, net of repayments..............................................          10,896            1,417
  Investment in FHLB stock.........................................................            (110)            (118)
  Purchase of premises and equipment      .........................................          (1,455)            (939)
  Sales of investment securities available-for-sale................................             232              158
  Net decrease in certificates of deposit..........................................             658                -
                                                                                            -------          -------
      Net cash used in investing activities........................................          (6,700)              (8)
                                                                                            -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................          20,341           (2,132)
  Net (decrease) increase in FHLB advances.........................................          (3,320)           3,769
  Net (decrease) increase in advance payments by borrowers for
    taxes and insurance............................................................            (378)            (441)
  Dividends paid...................................................................            (692)            (798)
  Purchase of common stock for treasury............................................          (7,501)               -
  Borrowings under loan agreement..................................................           6,767                -
  Repayments of borrowings under loan agreement....................................          (7,114)               -
                                                                                             ------          -------
      Net cash provided by financing activities....................................           8,103              398
                                                                                             ------          -------
NET INCREASE IN CASH...............................................................           3,167            3,277
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................          10,680            5,868
                                                                                            -------          -------
CASH AND CASH EQUIVALENTS, END OF YEAR.............................................         $13,847          $ 9,145
                                                                                            =======          =======

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 1999 and 1998 include the accounts of Teche Holding Company (the "Companys") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. Certain reclassifications have been made to the 1998 financial statements in order to conform to the classifications adopted for reporting in 1999.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 1999 and 1998.

                                                                  Three Months Ended                Six Months Ended
                                                                       March 31,                        March 31,
                                                              --------------------------       -------------------------
                                                                 1999            1998             1999            1998
                                                              ---------       ----------       ---------       ---------
                                                                                      (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share...................             2,696           3,111            2,721           3,101
Effective of dilutive securities:
  Stock options......................................                22             146               24             152
  MSP stock grants...................................                20              35               17              32
                                                                -------         -------          -------         -------
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share........................             2,738           3,292            2,762           3,285
                                                                  =====           =====            =====           =====

                                        4

NOTE 4 - COMPREHENSIVE INCOME

The Corporation adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective October 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the six months ended March 31, 1999 and 1998.


                                                  1999         1998
                                              --------     --------
Net income                                       1,743        1,909
Other comprehensive income (loss), net
of tax                                           (157)          146
                                             --------      --------
Total Comprehensive Income                    $  1,586     $  2,055
                                               =======      =======

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at March 31, 1999 and September 30, 1998 totaled $418.1 million and $408.8 million, respectively, an increase $9.3 million or 2.3%.

Securities available-for-sale totaled $53.3 million at March 31, 1999, which represents an increase of $16.6 million or 45.0% as compared to September 30, 1998, due to the purchase of securities during this period. The Corporation purchased such securities to supplement the decrease in lending during the period.

Loans receivable totaled $337.9 million at March 31, 1999 which represented an $10.8 million or 3.1% decrease compared to September 30, 1998. This decrease was primarily due to loan repayments in excess of originations during the period.

Total deposits, after interest credited, at December 31, 1998 were $299.6 million which represents an increase of $20.3 million or 7.3% as compared to September 30, 1998.

Advances decreased $3.3 million or 4.9% as compared to the amount at September 30, 1998.

On January 8, 1999, the Company repaid the entire borrowing from its available cash accounts but maintained its line of credit of $8.0 million, which is available through a third party lender through September 30, 1999 for further common stock repurchases and other limited purposes.

Stockholders' equity decreased to $51.2 million at March 31, 1999, from $52.5 million at September 30, 1998, primarily as a result of stock repurchased during the quarter and cash dividends paid, offset somewhat by earnings for the six month period. During the six month period, the Corporation repurchased 179,000 shares at an average price of $14.92 per share.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999
AND 1998

Net Income. The Company had net income of $853,000 and $1,743,000 for the three and six months ended March 31, 1999 as compared to net income of $996,000 and $1,909,000 for the three and six month periods ended March 31, 1998, respectively. The decreases during both periods were due primarily to lower gains on the sale of equity securities and expenses relating to four new branches opened in the last eight months.

Total Interest Income. Total interest income decreased by $96,000 or 1.3% and $216,000 or 1.4% for the three and six months ended March 31, 1999, respectively, as compared to the same periods ending March 31, 1998 due primarily to a decrease in the average balances of loans. The average yield on loans decreased to 7.81% for the six months ended March 31, 1999 from 7.83% in 1998.

Total Interest Expense. Total interest expense decreased 3.9% and 3.6% for the three and six month periods primarily due to a decrease of rates paid on deposits, offset somewhat by an increase in other interest expense due to the use of a line of credit to repurchase the Corporation's common stock.

Net Interest Income. Net interest income remained relatively stable, increasing 1.9% and 1.3% for the three and six month periods ended March 31, 1999 as compared to the same periods ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses remained unchanged for the three month and six month periods.

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

Non-interest Income. Total non-interest income increased $207,000 and $466,000 for the three and six month periods ended March 31, 1999, primarily due to an increase in service fee income associated with increased demand account volume and fee income generated from certain fixed-rate mortgage loans originated for sale in the secondary market. The Bank originates long-term fixed rate loans for sale and for its portfolio. As part of its effort to manage interest rate risk, the Bank sells certain loans originated with terms of fifteen years or more in the secondary market.

Non-interest Expense. Total non-interest expense increased for both periods due primarily to four branch offices opened in the last eight months.

Gain on Sale of Securities. The Company experienced gains of $2,000 on the sale of securities during the three and six months ended March 31, 1999 compared to gains of $44,000 and $55,000 during the same periods ended March 31, 1998. The decreases during both periods in fiscal 1998 were due to reduction in the sales by the Company of its equity securities holdings.

Income Tax Expense. Income taxes decreased during the periods primarily due to an decrease in income before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On March 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:


                                           Amount        Percent
                                           ------        -------
                                              (In thousands)

Tangible capital......................    $38,722         9.29
Tangible capital requirement..........     12,504         3.00
                                           ------        -----
Excess over requirement...............    $26,218         6.29
                                           ======        =====

Core capital..........................    $38,722         9.29
Core capital requirement..............     12,504         4.00
                                           ------        -----
Excess over requirement...............    $26,218         5.29
                                           ======        =====

Risk based capital....................    $41,589        18.17
Risk based capital requirement........     18,311         8.00
                                           ------        -----
Excess over requirement...............    $23,278        10.17
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 1999, such borrowed funds totaled $64.4 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Bank has contacted all material customers, vendors, and non-information technology suppliers (i.e. utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. Testing has been completed on the most significant vendor applications, except the utilities as noted below, however, final testing remains on a few critical applications. This final testing, and development of contingency plans, is expected to be completed for all critical and important applications and services by June 30, 1999. Most of the items identified as minor are services that are performed by outside vendors. Appropriate testing, if possible, and any related contingency plans would be performed in the second and third quarter of calendar 1999.

We are unable to test the Year 2000 readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations to provide the required services that drive our data systems. However, the bank will be installing a generator at a central location which should provide electric power in the event any local electric utilities experience problems.

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

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment systems providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Bank.

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

Quantitative and Qualitative Disclosures About Market Risk

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 1998.

During the three months ended March 31, 1999, the Bank purchased $24.8 million of securities available for sale with an average yield of 6.33% and an average life of 4.6 years. Further, the Bank paid a dividend to the Company in the amount of $17.0 million in January 1999, which reduced its capital and its net portfolio value ("NPV") by approximately 33%.

Additional Key Operating Ratios

                                                    At or For the Three Months           At or For Six Months
                                                              Ended                              Ended
                                                            March 31,                          March 31,
                                                            ---------                          ---------
                                                      1999(1)          1998(1)          1999(1)         1998(1)
                                                      -------          -------          -------         -------
                                                           (Unaudited)                        (Unaudited)
Return on average assets......................          0.82%          0.98%            0.84%           0.94%
Return on average equity......................          6.63%          7.14%            6.72%           6.90%
Average interest rate spread..................          2.79%          2.69%            2.71%           2.57%
Nonperforming assets to total assets..........          0.17%          0.20%            0.17%           0.20%
Nonperforming loans to total loans............          0.21%          0.23%            0.21%           0.23%
Average net interest margin...................          3.42%          3.47%            3.36%           3.37%
Tangible book value per share.................        $17.54         $16.38           $17.54          $16.38

------------------
(1)      Annualized where appropriate.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On January 20, 1999, the Company held its annual meeting of stockholders and the following items were presented:

               Election of Directors W. Ross Little, Mary Coon Biggs, and Thomas
               F. Kramer, M.D. for terms of three years ending in 2002. Mr. Little received 2,486,988 votes in favor and 86,625 votes were withheld. Ms. Biggs received 2,487,863 votes in favor and 85,750 votes were withheld. Dr. Kramer received 2,487,188 votes in favor and 86,425 votes were withheld.

               Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 1999 fiscal year. Deloitte & Touche LLP was ratified as the Company's auditors with 2,562,325 votes for, 6,688 votes against, and 4,600 abstentions.

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

          27.0 Financial Data Schedule***


               (b)     Reports on Form 8-K

                       None.

--------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33-87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10- K for the fiscal year ended September 30, 1995, filed with the Commission.
***      Only in electronic filing.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TECHE HOLDING COMPANY



Date: May 17, 1999         By:      /s/ Patrick O. Little
                                    --------------------------------------------
                                    Patrick O. Little
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 17, 1999         By:      /s/ J. L. Chauvin
                                    --------------------------------------------
                                    J. L. Chauvin
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)