Form 10-Q
period 1999-06-30
TECHE HOLDING CO
filed 1999-08-16
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                               --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No
                                                ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 11, 1999.

          Class                                                    Outstanding
--------------------------                                      ----------------
$.01 par value common stock                                     2,802,580 shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                    Page
                                                                   Number
                                                                   ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
             HOLDING COMPANY

Item 1.  Financial Statements                                        1
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                          12
Item 2.  Changes in Securities                                      12
Item 3.  Defaults upon Senior Securities                            12
Item 4.  Submission of Matters to a Vote of Security Holders        12
Item 5.  Other Materially Important Events                          12
Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          At                   At
                                                                                       June 30,          September 30,
                                                                                         1999                 1998
                                                                                      -----------        -------------
                                                                                      (unaudited)
ASSETS
Cash and cash equivalents....................................................          $   9,082           $   10,680
Certificates of deposit......................................................                                     658
Securities available-for-sale, at estimated
  market value (amortized cost of $63,206 and $36,239).......................             62,475               36,769
Loans receivable, net of allowance for loan losses
  of $3,552 and $3,515)......................................................            337,234              345,172
Accrued interest receivable..................................................              2,080                2,065
Investment in Federal Home Loan Bank stock, at cost..........................              4,124                3,884
Real estate owned, net.......................................................                478                  331
Prepaid expenses and other assets............................................                589                  500
Premises and equipment, at cost less accumulated depreciation................             10,275                8,764
                                                                                        --------             --------
      TOTAL ASSETS...........................................................          $ 426,337            $ 408,823
                                                                                        ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................          $ 298,551             $279,265
Advances from Federal Home Loan Bank.........................................             75,320               67,721
Borrowings for common stock repurchase                                                        --                5,178
Advance payments by borrowers for taxes and insurance........................              1,401                1,644
Accrued interest payable.....................................................                355                  485
Accounts payable and other liabilities.......................................                849                1,223
Deferred Income Taxes........................................................                294                  780
                                                                                        --------             --------
      Total liabilities......................................................            376,770              356,296

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                 --                   --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued......................................                 42                   42
  Additional paid in capital.................................................             42,122               42,037
  Retained earnings..........................................................             30,374               28,757
  Unearned ESOP shares.......................................................             (1,837)              (2,086)
  Unearned Compensation (MSP)................................................               (490)                (790)
  Treasury stock - 1,420,000 and 1,317,000 shares, at cost...................            (20,172)             (15,783)
  Unrealized gain (loss) on securities available-for-sale, net of
    deferred income taxes....................................................               (472)                 350
                                                                                        --------             --------
      Total stockholders' equity.............................................             49,567               52,527
                                                                                        --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................          $ 426,337            $ 408,823
                                                                                        ========             ========

---------------------
* The consolidated balance sheet at September 30, 1998 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                  For Three Months                      For Nine Months
                                                                   Ended June 30,                        Ended June 30,
                                                             ---------------------------         -----------------------------
                                                                1999             1998                1999             1998
                                                             ----------       ----------         -----------       -----------
INTEREST INCOME
  Interest and fees on loans...........................       $ 6,519           $ 6,917           $ 19,839          $ 20,604
  Interest and dividends on investments................           480               135                849               446
  Interest on mortgage-backed securities...............           477               527              1,376             1,575
  Other interest income................................            88                51                418               140
                                                               ------            ------            -------           -------
                                                                7,564             7,630             22,482            22,765
                                                               ------            ------            -------           -------
INTEREST EXPENSE:
  Deposits.............................................         3,156             3,185              9,421             9,699
  Advances from Federal Home Loan Bank.................           900               935              2,668             2,866
  Other borrowed money.................................            --                --                112                --
                                                               ------            ------            -------           -------
                                                                4,056             4,120             12,201            12,565
                                                               ------            ------            -------           -------
NET INTEREST INCOME....................................         3,508             3,510             10,281            10,200
PROVISION FOR LOAN LOSSES..............................            30                45                120               135
                                                               ------            ------            -------           -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................         3,478             3,465             10,161            10,065
                                                               ------            ------            -------           -------

NON-INTEREST INCOME:
  Service charges and other............................         1,077               763              3,134             2,170
  Gain on sale of real estate owned....................            68                --                 84                13
  Other income.........................................            47                96                 86               323
                                                               ------            ------            -------           -------
TOTAL NON-INTEREST INCOME..............................         1,192               859              3,304             2,506
                                                               ------            ------            -------           -------
GAIN ON SALE OF SECURITIES.............................             8                54                 10               104
                                                               ------            ------            -------           -------

NON-INTEREST EXPENSE:
  Compensation and employee benefits...................         1,519             1,385              4,452             4,150
  Occupancy expense....................................           710               633              2,032             1,705
  Marketing and professional...........................           278               197                725               557
  Other operating expenses.............................           799               571              2,212             1,750
                                                               ------            ------            -------           -------
      Total non-interest expense.......................         3,306             2,786              9,421             8,162
                                                               ------            ------            -------           -------
INCOME BEFORE INCOME TAXES.............................         1,372             1,592              4,054             4,513
                                                               ------            ------            -------           -------
INCOME TAXES...........................................           480               578              1,419             1,590
                                                               ------            ------            -------           -------
NET INCOME.............................................       $   892           $ 1,014           $  2,635          $  2,923
                                                               ======            ======            =======           =======

BASIC EARNINGS PER COMMON SHARE........................       $   .34           $   .33           $    .96          $    .94
                                                               ======            ======            =======           =======
DILUTED EARNINGS PER
  COMMON SHARE.........................................       $   .33           $   .31           $    .98          $    .89
                                                               ======            ======            =======           =======

DIVIDENDS DECLARED PER COMMON SHARE....................       $  .125           $  .125           $   .375          $   .375
                                                               ======            ======            =======           =======



See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     For the Nine Months
                                                                                         Ended June 30,
                                                                                    -------------------------
                                                                                      1999             1998
                                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  ...............................................................       $ 2,635          $ 2,923
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses..............................................           120              135
      Gain on sale of securities.............................................           (10)            (104)
      Depreciation...........................................................           657              466
      Accretion of deferred loan fees and other..............................           (28)             (65)
      Accretion of discounts on loans........................................          (213)            (176)
      Other items - net......................................................          (287)             765
                                                                                    -------          -------

          Net cash provided by operating activities..........................         2,874            3,944
                                                                                    -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available-for-sale.......................       (39,785)         (12,471)
  Proceeds from maturities of securities available-for-sale..................        12,678           10,632
  Net loan repayments (originations).........................................         8,059           (1,948)
  Investment in FHLB stock...................................................          (240)             101
  Purchase of premises and equipment.........................................        (2,168)          (1,315)
  Sales of investment securities available-for-sale..........................           269              437
  Net decrease in certificates of deposit....................................           658               --
                                                                                    -------          -------

      Net cash used in investing activities..................................       (20,529)          (4,564)
                                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...................................................        19,286            2,694
  Net increase in FHLB advances..............................................         7,599            3,245
  Net decrease in advance payments by borrowers for
    taxes and insurance......................................................          (243)            (276)
  Dividends paid.............................................................        (1,018)          (1,198)
  Purchase of common stock for treasury......................................        (9,220)              --
  Borrowings under loan agreement............................................         6,767               --
  Repayment of borrowings under loan agreement...............................        (7,114)              --
                                                                                    -------          -------

      Net cash provided by financing activities..............................        16,057            4,465
                                                                                    -------          -------

NET INCREASE (DECREASE) IN CASH..............................................        (1,598)           3,845

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................        10,680            5,860
                                                                                    -------          -------

CASH AND CASH EQUIVALENTS, END OF YEAR.......................................      $  9,082         $  9,705
                                                                                    =======          =======


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 1999 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. Certain reclassifications have been made to the 1998 financial statements in order to conform to the classifications adopted for reporting in 1999.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 1999 and 1998.

                                                         Three Months Ended              Nine Months Ended
                                                              June 30,                        June 30,
                                                      -------------------------       --------------------------
                                                         1999          1998             1999              1998
                                                      ---------     -----------       ----------       ---------
                                                                           (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share.............      $ 2,590         $ 3,119          $ 2,688         $ 3,107
Effective of dilutive securities:
  Stock options..................................           54             134               34             146
  MSP stock grants...............................           28              39               24              34
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
                                                        ------          ------           ------          ------
  earnings per common share......................      $ 2,672         $ 3,292          $ 2,746         $ 3,287
                                                        ======          ======           ======          ======


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         The Corporation adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective October 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income (losses) which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale net of related income tax effect. Because of interest rate volatility, the Company's accumulated comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. Following is a summary of the Corporations's comprehensive income for the nine months ended June 30, 1999 and 1998.



                                                        1999          1998
                                                     -----------   -----------

Net income                                            $ 2,635        $ 2,923
Other comprehensive income (loss), net of tax            (822)            90
                                                       ------         ------
Total Comprehensive Income                            $ 1,813        $ 3,013
                                                       ======         ======

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Corporation's total assets at June 30, 1999 and September 30, 1998 totaled $426.3 million and $408.8 million, respectively, an increase $17.5 million or 4.3%.

Securities available-for-sale totaled $62.5 million at June 30, 1999, which represents an increase of $25.7 million or 70.0% as compared to September 30, 1998, due to the purchase of securities during this period. The Corporation purchased such securities to supplement the decrease in lending during the period.

Loans receivable totaled $337.2 million at June 30, 1999 which represented a $7.9 million or 2.3% decrease compared to September 30, 1998. This decrease was primarily due to loan repayments in excess of originations during the period.

Total deposits, after interest credited, at June 30, 1999 were $298.6 million which represents an increase of $19.3 million or 6.9% as compared to September 30, 1998.

Advances increased $7.6 million or 11.2% as compared to the amount at September 30, 1998.

On January 8, 1999, the Company repaid the entire borrowing from its available cash accounts but maintained its line of credit of $8.0 million, which is available through a third party lender through September 30, 1999 for further common stock repurchases and other limited purposes.

Stockholders' equity decreased to $3.0 million at June 30, 1999, from $52.5 million at September 30, 1998, primarily as a result of stock repurchased during the period and cash dividends paid, offset somewhat by earnings for the nine month period. During the nine month period, the Corporation repurchased 282,000 shares at an average price of $15.18 per share.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999
AND 1998

Net Income. The Company had net income of $892,000 and $2.6 million for the three and nine months ended June 30, 1999 as compared to net income of $1.0 million and $2.9 million for the three and nine month periods ended June 30, 1998, respectively. The decreases during both periods were due primarily to expenses relating to four new branches opened in the last eleven months.

Total Interest  Income.  Total interest income  decreased by $66,000 or 0.9% and
$283,000 or 1.2% for the three and nine months ended June 30, 1999, respectively, as compared to the same periods ending March 31, 1998 due primarily to a decrease in the average balances of loans. The average yield on loans decreased to 7.78% for the nine months ended June 30, 1999 from 7.85% in 1998.

Total Interest Expense. Total interest expense decreased 1.6% and 2.9% for the three and nine month periods primarily due to a decrease of rates paid on deposits, offset somewhat by an increase in other interest expense due to the use of a line of credit to repurchase the Corporation's common stock.

Net Interest Income. Net interest income remained relatively stable, increasing 6.3% and 1.0% for the three and nine month periods ended June 30, 1999 as compared to the same periods ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses decreased $15,000 for both the three month and nine month periods.

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

Non-interest Income. Total non-interest income increased $333,000 and $798,000 for the three and nine month periods ended June 30, 1999, primarily due to an increase in service fee income associated with increased demand account volume and fee income generated from certain fixed-rate mortgage loans originated for sale in the secondary market. The Bank originates long-term fixed rate loans for sale and for its portfolio. As part of its efforts to manage interest rate risk, the Bank sells certain loans originated with terms of fifteen years or more in the secondary market. During the third quarter of fiscal 1999, the Company recognized approximately $90,000 of deferred income which resulted from loan repayments.

Non-interest Expense. Total non-interest expense increased for both periods due primarily to four branch offices opened in the last eleven months.

Gain on Sale of Securities. The Company experienced gains of $8,000 and $10,000 on the sale of securities during the three and nine months ended June 30, 1999 compared to gains of $54,000 and $104,000 during the same periods ended March 31, 1998. The decreases during both periods in fiscal 1999 were due to reduction in the sales by the Company of its equity securities holdings.

Income Tax Expense. Income taxes decreased during the periods primarily due to a decrease in income before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On June 30, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                       Amount        Percent
                                                       ------        -------
                                                   (In thousands)

Tangible capital..............................         $39,843         9.37
Tangible capital requirement..................           6,372         1.50
                                                        ------         ----
Excess over requirement.......................         $33,471         7.87
                                                        ======         ====

Core capital..................................         $39,843         9.37
Core capital requirement......................          12,744         3.00
                                                        ------         ----
Excess over requirement.......................         $27,099         6.37
                                                        ======         ====

Risk based capital............................         $42,781        18.24
Risk based capital requirement................          18,764         8.00
                                                        ------        -----
Excess over requirement.......................         $24,017        10.24
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of June 30, 1999, such borrowed funds totaled $75.3 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Total cost associated with required modifications to existing systems is not expected to be material to the Corporation's financial position. No additional outside personnel is expected to be needed to resolve any Year 2000 issues at this time. The current estimated costs to replace some hardware and software systems is approximately $250,000, some of which will be capitalized and depreciated over approximately three years. The Bank does not separately track the internal costs incurred for the Year 2000 project because such costs are principally the related payroll costs.

The Bank has contacted all material customers, vendors, and non-information technology suppliers (i.e. utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. Testing has been completed on significant vendor applications, except the utilities as noted below. The Bank has developed contingency plans and procedures if unforeseen Year 2000 problems occur. Current testing of the contingency plan is expected to be complete by September 30, 1999, with related employee training occurring in the third and fourth quarter.

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

Additional Key Operating Ratios

                                                     At or For the Three Months   At or For Nine Months
                                                                Ended                     Ended
                                                               June 30,                  June 30,
                                                       ----------------------     -----------------------
                                                       1999(1)        1998(1)     1999(1)         1998(1)
                                                       -------        -------     -------         -------
                                                            (Unaudited)                 (Unaudited)
Return on average assets......................          0.85%          1.00%       0.84%           0.96%
Return on average equity......................          2.05%          7.15%       6.88%           6.99%
Average interest rate spread..................          2.92%          2.77%       2.82%           2.65%
Nonperforming assets to total assets..........          0.28%          0.27%       0.28%           0.27%
Nonperforming loans to total loans............          0.21%          0.31%       0.21%           0.31%
Net interest margin...........................          3.47%          3.55%       3.40%           3.44%

----------------
(1)      Annualized where appropriate.


Selected Financial Data


                                              June 30, 1999   September 30, 1998
                                              -------------   ------------------
      Ratio of Equity to Assets..............      11.6%            12.8%
      Book Value per Common Share............     17.62           $16.97
      Non-performing Assets/Total............      0.28%            0.26%


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

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


                  (b)     Reports on Form 8-K

                          None.

-------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33-87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***      Only in electronic filing.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TECHE HOLDING COMPANY



Date: August 16, 1999                  By: /s/Patrick O. Little
                                           -------------------------------------
                                           Patrick O. Little
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 16, 1999                  By: /s/J. L. Chauvin
                                           -------------------------------------
                                           J. L. Chauvin
                                           Vice President and Treasurer
                                           (Principal Financial Officer)