Form 10-K
period 1999-09-30
TECHE HOLDING CO
filed 1999-12-29
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    September 30, 1999
                          --------------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
Commission Number:  0-25538

                              TECHE HOLDING COMPANY
               -------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      Louisiana                                  72-1287456
-------------------------------------------------           --------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
  or organization)                                           Identification No.)

211 Willow Street                                                    70538
------------------------------------------------------------- ------------------
(Address of principal executive offices)                           Zip Code

Registrant's telephone number, including area code:     (337) 828-3212
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of Each Exchange on which Registered
       -------------------           -----------------------------------------

       Common Stock, par value       American Stock Exchange
       $.01 per share

Securities registered pursuant to Section 12(g) of the Act:          None
                                                            --------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange, Inc., on December 28, 1999, was $26.8 million (2,062,045 shares at $13.00 per share).

         As of December 28, 1999 there were issued and outstanding 2,545,016 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2000  Annual   Meeting  of
     Stockholders. (Part III)

                                      INDEX

PART I                                                                                                        Page
                                                                                                              ----

Item 1.     Business.........................................................................................  1

Item 2.     Properties......................................................................................  28

Item 3.     Legal Proceedings...............................................................................  28

Item 4.     Submission of Matters to a Vote of Security-Holders.............................................  29

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................  29

Item 6.     Selected Financial Data.........................................................................  29

Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................................  29

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......................................  29

Item 8.     Financial Statements and Supplementary Data.....................................................  29

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................................  29

PART III

Item 10.    Directors and Executive Officers of the Registrant..............................................  30

Item 11.    Executive Compensation..........................................................................  30

Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................  30

Item 13.    Certain Relationships and Related Transactions..................................................  30

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  30


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

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin and Terrebonne Parishes, Louisiana (the "Primary Market Area"). Teche Federal conducts its business from its main office in Franklin, Louisiana and twelve branch offices located in Morgan City, Bayou Vista, New Iberia (two offices), Lafayette (two offices), Breaux Bridge and Houma (three offices), and Thibodeaux, Louisiana. In the first quarter of 2000, the Bank expects to break ground on a $3.8 million retail banking, operations and administrative center in New Iberia as well as a new drive-thru branch office in Franklin. When completed, the facility in New Iberia will house all administrative offices and consolidate various other departments of the Bank. The cost of the facility and the new branch will be amortized as a charge against earnings over approximately 35 years.

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

         The local economy is dependent to a certain extent on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. Economic downturns in the past have caused a decrease in loan originations and an increase in nonperforming assets. However, the metropolitan Lafayette area, which is the fourth largest city in Louisiana, has experienced sustained growth and is the home to the University of Louisiana at Lafayette, several hospitals and various small-to medium-size businesses, and has provided the Bank with increased lending opportunities.

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                             At September 30,
                                    ------------------------------------------------------------------------------------------------
                                           1999               1998                 1997                 1996             1995
                                    ------------------   ------------------ ------------------   ------------------  -------------
                                              Percent            Percent              Percent             Percent           Percent
                                     Amount  of Total    Amount  of Total   Amount    of Total    Amount  of Total   Amount of Total
                                     ------  --------    ------  --------   ------    --------    ------  --------   ------ --------
                                                                          (Dollars in Thousands)
Residential real estate mortgage loans:
  One- to four-family.............. $294,605   82.25% $ 301,071   84.27%  $310,306     86.25%   $288,109   87.03%  $234,329   87.49%
  Construction/permanent loans.....    7,585    2.12     11,867    3.32     11,067      3.08      13,740    4.15      8,097    3.02
  Multi-family.....................    1,444     .40      1,934     .54      2,839       .79       3,006     .91      2,871    1.07
Commercial real estate loans.......    4,601    1.28      6,261    1.75      6,897      1.92       7,346    2.22      7,540    2.82
Land loans.........................    1,109     .31      1,604     .45      2,634       .73       2,844     .86      2,288     .85

Consumer loans:
  Loans on savings accounts........    5,157    1.44      5,881    1.65      5,984      1.66       5,657    1.71      6,260    2.34
  Other............................   43,690   12.20     28,643    8.02     20,049      5.57      10,343    3.12      6,441    2.41
                                    --------  ------   --------  ------   --------    ------    --------  ------   --------  ------
       Total loans.................  358,191  100.00%   357,261  100.00%   359,776    100.00%    331,045  100.00%   267,826  100.00%
                                              ======             ======               ======              ======             ======
Less:
  Allowance for loan losses........    3,537              3,515              3,355                 3,182              2,966
  Deferred loan fees, net..........      658                580                860                 1,122              1,266

  Undisbursed portion of loans-
    in-process.....................   11,010              7,994              8,686                10,525              5,725
                                    --------           --------           --------             ---------           --------
        Net loans.................. $342,986           $345,172           $346,875             $ 316,216           $257,869
                                     =======            =======            =======              ========            =======

         Origination, Purchase and Repayment of Loans. The following table sets forth the Bank's loan originations and loan purchases and principal repayments for the periods indicated.

                                                             Year Ended September 30,
                                          -------------------------------------------------------------
                                             1999         1998         1997         1996         1995
                                          ---------    ---------    ---------    ---------    ---------
                                                                  (In Thousands)
Total gross loans receivable
at beginning of year ..................   $ 357,261    $ 359,776    $ 331,045    $ 267,826    $ 247,263
                                          =========    =========    =========    =========    =========
Loans originated and purchased:
  One- to four-family residential .....      49,670       43,142       49,705       70,730       33,010
  Residential construction/permanent(1)      11,935       17,118       18,968       23,049       15,110
  Multi-family residential ............        --             70          167         --           --
  Land and non-residential real estate        4,122        1,901        1,271        3,579        1,970
  Consumer loans ......................      29,347       24,393       16,889       11,402       11,280
                                          ---------    ---------    ---------    ---------    ---------
      Total loans originated ..........      95,074       86,624       87,000      108,760       61,370
                                          ---------    ---------    ---------    ---------    ---------
Reductions in principal - primarily due
to loan repayments and prepayments ....     (94,144)     (89,139)     (58,269)     (45,541)     (40,807)
                                          ---------    ---------    ---------    ---------    ---------
Net loan activity .....................   $     930    $  (2,515)   $  28,731    $  63,219    $  20,563
                                          =========    =========    =========    =========    =========
Total gross loans receivable at end of
year ..................................   $ 358,191    $ 357,261    $ 359,776    $ 331,045    $ 267,826
                                          =========    =========    =========    =========    =========

-------------
(1) Construction/permanent loans are primarily originated for permanent financing to individuals. See "-- Residential Construction/Permanent Loans." These loans generally do not pay off at completion, but are automatically transferred to the one- to four-family residential loan portfolio.

         Loan Purchases. While the Bank primarily focuses on the origination of one- to four-family residential mortgages, in 1999 and 1998 the Bank purchased $0.0 and $2.7 million of performing fixed-rate mortgage loans from financial institutions in south Louisiana.

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                          Residential                                             All
                                             One- to     Construction/                 Commercial                Other
                                           Four-Family     Permanent   Multi-Family    Real Estate   Land        Loans       Total
                                           -----------     ---------   ------------    -----------   ----     ----------     -----
                                                                                (In Thousands)
Amounts due:
  1 year or less.........................    $     155    $      --       $   --        $    --    $      4     $ 1,776    $   1,935
                                              --------     --------        ------        --------   -------      ------     --------
  After 1 year:
    More than 1 year to 3 years..........        1,350           --            --             397        53       4,748        6,548
    More than 3 years to 5 years.........        4,556           --            94             454       177       7,796       13,077
    More than 5 years to 10 years........       54,411           --           466             776       526       9,557       65,736
    More than 10 years to 20 years.......       90,686        2,588           138           2,876       282       1,616       98,186
    More than 20 years...................      143,447        4,997           746              98        67      23,354      172,709
                                               -------        -----         -----           -----     -----      ------      -------
      Total due after September 30,
         2000............................      294,450        7,585         1,444           4,601     1,105      47,071      356,256
                                               -------        -----         -----           -----     -----      ------      -------

      Total amount due...................     $294,605       $7,585        $1,444          $4,601    $1,109     $48,847     $358,191
                                               =======        =====         =====           =====     =====      ======      =======

         The following table sets forth the dollar amount of all loans due after September 30, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                        Floating or
                                                           Fixed        Adjustable
                                                           Rates         Rates (1)         Total
                                                           -----         ---------         -----
                                                                      (In Thousands)

One- to four-family.....................                  $152,352         $142,098      $294,450
Residential construction/permanent......                     3,775            3,810         7,585
Other...................................                    48,685            5,536        54,221
                                                            ------            -----        ------
      Total.............................                  $204,812         $151,444      $356,256
                                                           =======          =======      ========

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

         The Bank currently offers ARMs with terms of up to 30 years that initially adjust on the first, third, fifth or tenth year after origination and annually thereafter. The Bank began offering ARMs in 1981. The Bank originated $24.4 million of ARMs during the year ended September 30, 1999, of which $5.7 million will first adjust annually after five years. The initial rate is determined by the Bank in accordance with market and competitive factors. Historically, the predominant index was based on the monthly median cost of funds at all SAIF insured financial institutions. For ARMs originated after December 31, 1994, the Bank uses an index based on the one-year U.S. Treasury Bill rate adjusted to constant maturity. The terms and conditions of the ARM loans held by the Bank are varied, partially due to changing market conditions and partially due to the acquisition by the Bank of loans of First Federal in Breaux Bridge from the RTC, Community Homestead in Houma and other loan purchases. The Bank's current ARM originations adjust by a maximum of 2.0% per adjustment, with a current lifetime cap of 11.875%.

         The Bank offers fixed-rate mortgages with terms of up to 30 years, which amortize monthly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $20.9 million of fixed-rate mortgage loans during the year ended September 30, 1999.

         The Bank offers home equity loans on single family residences. At September 30, 1999, home equity mortgage loans totaled $19,655 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125.00% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

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

         The Bank generally originates multi-family and commercial real estate loans up to 80% of the appraised value of the property securing the loan depending upon the type of collateral. The Bank's philosophy to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. The multi-family and commercial real estate loans in the Bank's portfolio generally consist of fixed-rate and ARMs which were originated at prevailing market rates for terms up to 15 years.

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 1999 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $2.0 million with no single loan larger than $745,131.

         Land Loans. At September 30, 1999, the Bank had $5.0 million invested in residential lot loans to individuals.

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

         Loans secured by deposits at the Bank are made up to 100% of the deposit and at an interest rate ranging from 2 to 3% above the rate paid on the deposit. At September 30, 1999, the Bank had $5.2 million of loans secured by deposits.

         Teche Federal also originates automobile and mobile home loans. At September 30, 1999, $4.2 million and $0.6 million consisted of automobile and mobile home loans, respectively.

         The Bank has a credit card program whereby customers are offered revolving credit through Teche Federal credit cards which are serviced by a third-party vender. At September 30, 1999, such credit cards had a balance of $1.5 million.

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

         Loan Approval Authority and Underwriting. All mortgage loans greater than $240,000, including sale & assumptions and loans to facilitate the sale of REO, must be approved by a minimum of two members of the Senior Loan Committee. All mortgage loans up to and including $240,000 must be approved by one member of the Loan Committee.

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

         One- to four-family residential mortgage loans are generally underwritten according to FHLMC and FNMA guidelines, generally utilizing their approved mortgage documents. For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which typically is performed by an independent appraiser designated and approved by the Board of Directors of the Bank. The Bank makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion. The independent appraiser determines the stage of completion based upon his physical inspection of the construction.

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

         Loan Commitments. Teche Federal issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 30 days of the date of issuance. Commitments for consumer loans, which are not given in writing, expire 30 days after issuance. At September 30, 1999, the Bank had $15.4 million of commitments to originate mortgage loans, including $11.0 million of the undisbursed portion of loans-in-process.

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $6.6 million as of September 30, 1999.

         At September 30, 1999, the Bank's largest lending relationship consisted of a $745,132 construction/permanent loan to a non-profit corporation for the construction of a 60-apartment complex for the elderly and low income families in Alexandria, Louisiana. This project was funded with a $1.2 million grant from the Affordable Housing Program of the FHLB of Dallas and a $755,000 loan from the Bank which is fully guaranteed by the U.S. Department of Housing and Urban Development ("HUD"). The project is currently in use. The next five largest lending relationships at September 30, 1999 ranged from $286,000 to $342,000 and were secured primarily by apartment complexes and commercial properties located in the Bank's Primary Market Area. Of these loans, a $311,305 loan secured by an office building was on the Bank's watch list because of the amount of exposure and previous delinquencies. See "-- Non-performing and Problem Assets --Classified Assets."

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

                                                                                                At September 30,
                                                                              -------------------------------------------------
                                                                                1999     1998       1997        1996     1995
                                                                              -------   ------    ---------   -------   -------
                                                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ........................................                      $   609   $  640    $   1,028   $   544   $   584
   All other mortgage loans ............................                         --       --           --        --          59
 Consumer ..............................................                           51       83           88        15        19
                                                                              -------   ------    ---------   -------   -------
      Total ............................................                      $   660   $  723    $   1,116   $   559   $   662
                                                                              =======   ======    =========   =======   =======

Accruing loans which are contractually past
  due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ........................................                         --       --           --        --        --
   All other mortgage loans ............................                         --       --           --        --        --
 Consumer ..............................................                         --       --           --        --        --
                                                                              -------   ------    ---------   -------   -------
      Total ............................................                      $  --     $ --      $    --     $  --     $  --
                                                                              =======   ======    =========   =======   =======
Total non-performing loans .............................                      $   660   $  723    $   1,116   $   559   $   662
                                                                              =======   ======    =========   =======   =======

Real estate owned ......................................                      $   178   $  331    $      33   $    46   $   253
                                                                              =======   ======    =========   =======   =======
Total non-performing assets ............................                      $   838   $1,054    $   1,149   $   605   $   915
                                                                              =======   ======    =========   =======   =======

Total non-performing loans to total loans
  outstanding before allowance .........................                          .19%     .20%         .31%      .17%      .25%
                                                                              =======   ======    =========   =======   =======
Total non-performing loans to total assets .............                          .15%     .18%         .27%      .15%      .20%
                                                                              =======   ======    =========   =======   =======
Total non-performing assets to total assets ............                          .19%     .26%         .28%      .16%      .28%
                                                                              =======   ======    =========   =======   =======

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 1999.

         The following table sets forth the types and dollar amounts of the Bank's loans which were more than 60 days delinquent as of September 30, 1999:


                                                                At
                                                        September 30, 1999
                                                        ------------------
                                                          (In Thousands)

Residential mortgage loans.........................            $ 942
Non-residential real estate loans..................              --
Land loans.........................................              --
Consumer loans.....................................              600


         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 1999, the Bank had REO with a net balance of $178,000.

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

                                                                     At September 30,(1)
                              -----------------------------------------------------------------------------------------------------
                                      1999             1998                 1997                 1996                1995
                              ------------------- ------------------  --------------------- ------------------- -------------------
                                       Percent of         Percent of            Percent of          Percent of          Percent of
                                        Loans to           Loans to              Loans to            Loans to            Loans to
                               Amount Total Loans Amount Total Loans   Amount  Total Loans  Amount  Total Loans Amount  Total Loans
                               ------ ----------- ------ -----------   ------  -----------  ------  ----------- ------  -----------
                                                                     (Dollars in Thousands)
At end of year allocated to:
One- to four-family..........  $2,664      82.25% $2,600      84.27%   $2,558        86.25% $2,426       87.03% $2,201       87.49%
Multi-family and commercial
  real estate................     121       1.68     246       2.29       437         2.71     414        3.13     510        3.89
Construction.................      15       2.12      24       3.32        26         3.08      25        4.15      25        3.02
Consumer and other loans.....     737      13.95     645      10.12       334         7.96     317        5.69     230        5.60
                               ------     ------  ------      -----    ------       ------  ------      ------  ------      ------
Total allowance(1)...........  $3,537     100.00% $3,515     100.00%   $3,355       100.00% $3,182      100.00% $2,966      100.00%
                               ======     ======   =====     ======     =====       ======   =====      ======   =====      ======

------------------------
(1)  Includes specific reserves for assets classified as loss.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:


                                                                       At September 30,
                                               --------------------------------------------------------------------
                                                   1999          1998         1997           1996         1995
                                               -----------    ----------    ---------     ----------    -----------
                                                                      (Dollars in Thousands)

Total loans outstanding, net ................   $ 342,986     $ 345,172     $ 346,875     $ 316,216     $ 257,869
                                                =========     =========     =========     =========     =========
Average loans outstanding ...................     340,540     $ 349,769     $ 336,509     $ 283,962     $ 245,567
                                                =========     =========     =========     =========     =========

Allowance balances (at beginning of year) ...   $   3,515     $   3,355     $   3,182     $   2,966     $   2,778
                                                ---------     ---------     ---------     ---------     ---------
Provision ...................................         150           180           240           300           360
                                                ---------     ---------     ---------     ---------     ---------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units ...............         (60)          (56)           (7)          (28)          (81)
  Construction loans ........................        --            --            --            --            --
  Multi-family and commercial real estate
    loans ...................................        --            --            --            --             (72)

  Land loans ................................        --            --            --            --            --
  Other .....................................        (112)           (8)          (69)          (59)          (32)
                                                ---------     ---------     ---------     ---------     ---------
      Total charge-offs .....................        (172)          (64)          (76)          (87)         (185)

Recoveries
  Residential real estate mortgage loans:
    One- to four-family units ...............          38            18             9             3            12
  Construction loans ........................        --            --            --            --            --
  Multi-family and commercial real estate
    loans ...................................        --              22          --            --            --
  Land loans ................................        --            --            --            --            --
  Other .....................................           6             4          --            --               1
                                                ---------     ---------     ---------     ---------     ---------
      Total recoveries ......................          44            44             9             3            13
                                                ---------     ---------     ---------     ---------     ---------
  Net (charge-offs) .........................        (128)          (20)          (67)          (84)         (172)
                                                ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of year) ..........   $   3,537     $   3,515     $   3,355     $   3,182     $   2,966
                                                =========     =========     =========     =========     =========

Allowance for loan losses to total loans
  outstanding before allowance ..............        1.02%         1.01%          .96%         1.00%         1.14%
Net loans charged off as a percent of average
  loans outstanding before allowance ........         .04%          .01%          .02%          .03%          .07%

         Analysis of the Allowance for Losses on Real Estate Owned. The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                               At September 30,
                                  --------------------------------------------
                                  1999     1998     1997     1996      1995
                                  -----    -----    -----    -----     -----

                                            (Dollars in Thousands)

Total real estate owned, net ..   $ 178    $ 331    $  33    $  46     $ 253
                                  =====    =====    =====    =====     =====

Allowance - beginning .........   $ 112      112      108      131     $ 163

Provision .....................      35     --          4     --        --

Charge-offs ...................    --       --       --        (23)      (32)
                                  -----    -----    -----    -----     -----

Allowance - ending ............   $ 147    $ 112    $ 112    $ 108     $ 131
                                  =====    =====    =====    =====     =====

Allowance for losses on
  real estate owned to real
  estate owned before allowance      45%      25%      77%      70%       34%

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

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. At September 30, 1999 the Bank's regulatory liquidity was 10.0% is in excess of 4% required by OTS regulations. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System."

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

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.

                                               At September 30,
                                          ---------------------------
                                            1999      1998      1997
                                          -------   -------   -------
                                                (In Thousands)

Investment securities issued by U.S.
  Government agencies and corporations... $ 4,375   $ 4,478   $ 7,312
FHLB Stock ..............................   4,229     3,884     3,927
Mortgage-backed securities ..............  26,277    26,526    30,378
CMO's ...................................  32,042     4,694      --
Common stock and municipal obligations...     766     1,071       164
                                          -------   -------   -------
   Total investment and mortgage-backed
      securities ........................  67,689    40,653    41,781
Interest-bearing deposits ...............   1,829     5,260     4,510
                                          -------   -------   -------
   Total investments .................... $69,518   $45,913   $46,291
                                          =======   =======   =======

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

         The Bank also purchases mortgage-backed securities and CMOs issued by government agencies, private issuers and financial institutions, some of which are qualified under the Code as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some CMO and REMIC instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO and REMIC instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

         At September 30, 1999, all of the Bank's investment in CMOs consisted of regular interests. As of September 30, 1999, the Bank's CMOs did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities. The CMOs and REMICs held by the Bank at September 30, 1999 consisted of floating rate and fixed rate tranches. The interest rate of a majority of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are- backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. The securities are primarily PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow.

         Private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government sponsored enterprises (e.g., FHLMC, FNMA and GNMA) generally because they often are secured by jumbo loans (currently, loans with an aggregate outstanding balances of greater than $203,150). At September 30, 1999, the Bank had CMOs with an aggregate estimated market value of $32.0 million, of which $22.7 million, or 70.9% were privately issued. At September 30, 1999 the amortized cost of the CMO's was approximately $33.3 million. To minimize the risk of private issued CMOs, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

         At  September  30,  1999,  the  Bank  had  mortgage-backed   securities
available for sale with an amortized cost of $26.4 million and an estimated market value of $26.3 million.

         At September 30, 1999, Teche Federal had an investment securities portfolio with an amortized cost of approximately $4.4 million, consisting primarily of obligations of U.S. government corporations and agencies, as permitted by the OTS regulations. The market value of investment securities at September 30, 1999 (excluding FHLB stock and interest-bearing accounts), was $4.4 million. Teche Federal will continue to seek high quality investments with short to intermediate maturities.

         Interest-Bearing Accounts Held at Other Financial Institutions. At September 30, 1999, the Bank held $1.8 million in the FHLB and interest-bearing deposits in other financial institutions. The Bank maintains these accounts in order to maintain liquidity.

         Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 1999.

                                                                  As of September 30, 1999
                       -------------------------------------------------------------------------------------------------------------
                        One Year or Less  One to Five Years  Five to Ten Years More than Ten Years       Total Investements
                       ------------------ ----------------- ------------------ ----------------- -----------------------------------
                       Amortized  Average Amortized Average Amortized  Average Amortized Average Amortized Average  Carrying  Market
                          Cost     Yield    Cost     Yield    Cost      Yield     Cost    Yield    Cost     Yield    Value    Value
                       ---------  ------   ------    ------  -------   ------  -------   ------- -------   -------  -------   ------
                                                                                             (Dollars in Thousands)
Investment Securities
available for sale..... $ 1,000    7.45%  $ 3,362     5.35%  $    --    N/A%    $   --     N/A% $ 4,362      6.51%  $ 4,375  $ 4,375
Mortgage-backed
Securities available
for sale(1)............    --       N/A     8,382     6.06       151   8.26      17,904   5.82   26,437      5.91    26,277   26,277
CMO's (1) .............    --       --        555     6.85        --    N/A      32,738   6.56   33,293      6.56    32,042   32,042
FHLB Stock ............    --       N/A        --      N/A        --    N/A         --     N/A    4,227      5.50     4,229    4,229
Municipal Obligations .      34    4.72       167     5.30        --    N/A         --     N/A      201      5.20       201      201
Equity Securities .....    --       N/A       N/A      N/A        --    N/A         --     N/A      539       N/A       565      565
                        -------           -------            -------           -------          -------             -------  -------
      Total ........... $ 1,034    7.37%  $12,466     5.84%  $   151   8.26%   $50,642   6.30%  $69,061      6.24%  $67,689  $67,689
                        =======    ====   =======     ====   =======   ====    =======   ====   =======      ====   =======  =======

-------------
     (1) Does not assume prepayments.

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

         Regular savings accounts, money market accounts and NOW accounts constituted $80.7 million, or 26.6% of the Bank's deposit portfolio at September 30, 1999. Certificates of deposit constituted $222.3 million or 73.4% of the deposit portfolio, including $48.9 million of which had balances of $100,000 and over. As of September 30, 1999, the Bank had no brokered deposits.

         Time Deposits by Rate. The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1999.

                                            Period to Maturity from September 30, 1999
                               --------------------------------------------------------------------------
                                Less than          One to         Two to       Over Three
                                 One Year         Two Years     Three Years       Years          Total
                                 --------         ---------     -----------       -----          -----
                                                               (In Thousands)
Certificate accounts:
  2.00 to 2.99%.............     $    830         $     --        $     --      $     --       $     830
  3.00 to 3.99%.............       19,819            2,291              --             2          22,112
  4.00 to 4.99%.............       47,295            9,737           1,282           831          59,145
  5.00 to 5.99%.............       62,817           28,274           5,552         9,558         106,201
  6.00 to 6.99%.............       17,014            6,241           6,752         1,160          31,167
  7.00 to 7.99%.............        2,442              100             351            --           2,893
                                  -------         --------        --------      --------       ---------
      Total                      $150,217         $ 46,643        $ 13,937      $ 11,551       $ 222,348
                                  =======           ======          ======        ======         =======

         Certificate Accounts of $100,000 and Above. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. For example, for certificates with terms of 12 months which were purchased on September 30, 1999, those with balances of $100 would yield 4.00% those with balances of $25,000 would yield 4.25% those with balances of $99,000 would yield 4.45%. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of

$100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                              Certificates               Weighted
                               of Deposit             Interest Rate
                               ----------             -------------
                               (In Thousands)
Maturity Period:
3 months or less .......          $10,165                  5.15%
Over 3 through 6 months            12,799                  5.28
Over 6 through 12 months           11,894                  5.17
Over 12 months .........           14,012                  5.49
                                  -------
Totals .................          $48,870                  5.29%
                                  =======

         Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated:

                                                 At September 30,
                                        ------------------------------------
                                           1999         1998          1997
                                        ---------    ---------     ---------

                                                  (In Thousands)

Beginning balance ..................... $ 279,265    $ 280,302     $ 254,723
Net deposits (withdrawals)  ...........    11,251      (13,949)       12,545
Interest credited on deposits .........    12.568       12,912        13,034
                                        ---------    ---------     ---------
Ending balance ........................ $ 303,084    $ 279,265     $ 280,302
                                                     =========     =========
Total increase (decrease) in deposits.. $  23,819    $  (1,037)    $  25,579
                                        =========    =========     =========
Percentage increase (decrease) ........      8.53%        (.37)%       10.04%

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1999, Teche Federal had $78.7 million in advances outstanding from the FHLB of Dallas.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated:

                                                  At or For the Year Ended September 30,
                                                  --------------------------------------
                                                      1999       1998       1997
                                                      ----       ----       ----

                                                         (Dollars in Thousands)

FHLB advances:
  Average balance outstanding ....................   $68,988    $68,306    $64,685
  Maximum amount outstanding at any
month-end during the year ........................    78,682     77,335     72,684
  Balance outstanding at end of year .............    78,682     67,721     65,398
  Weighted average interest rate during the year..      5.33%      5.56%      5.64%
  Weighted average interest rate at end of year...      5.35%      5.34%      5.73%

Subsidiary Activity

         The only subsidiary of the Company is Teche Federal.

         As of September 30, 1999, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $113,000. FISI was inactive at September 30, 1999.

         Teche Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1999, Teche Federal was authorized to invest up to approximately $8.7 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

Personnel

         As of September 30, 1999, the Bank had 153 full-time and 60 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Recent Developments -- Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of six cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the fiscal year ended September 30, 1999, amounted to approximately $168,428.

         Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the

OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the fiscal year ended September 30, 1999 totaled approximately $85,171.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's capital levels can be found at Note 18 to the Consolidated Financial Statements included as Exhibit 13 to this report.

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

         The OTS requires all regulated thrift institutions to calculate the estimated change in the institution's NPV assuming instantaneous parallel shifts in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

         The OTS provides all institutions that file a schedule entitled the Consolidated Maturity & Rate Schedule ("CMR") as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 300 basis points in 100 basis points increments. The OTS allows thrifts under $500 million in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the institution, to estimate the sensitivity of NPV.

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

         The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 1999.

                                                                                  NPV as % of PV
                               Net Portfolio Value                                  of Assets
                   -------------------------------------------------       ------------------------------
Change                                                                                           NPV
in Rates           $ Amount          $Change(1)          %Change(2)         Ratio(3)           Change(4)
--------           --------          ----------          ----------         --------           ---------
                             (Dollars in Thousands)
 +300 bp             21,457            -26,327               -55%              5.30%            -559 bp
 +200 bp             30,872            -16,912               -35%              7.41%            -348 bp
 +100 bp             39,972             -7,812               -16%              9.33%            -156 bp
    0 bp             47,784                                                   10.89%
 -100 bp             52,868              5,085               +11%             11.84%             +95 bp
 -200 bp             55,091              7,307               +15%             12.20%            +131 bp
 -300 bp             56,874              9,091               +19%             12.47%            +157 bp

---------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)  Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

                                                  September 30, September 30,
                                                     1999           1998
                                                  ------------- -------------

*** RISK MEASURES: 200 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets...    10.89%         14.84%
Exposure Measure: Post-Shock NPV Ratio .........     7.41%         13.00%
Sensitivity Measure: Change in NPV Ratio .......    -3.48 bp       -184 bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets .............     3.86%          2.31%
Interest Rate Risk Capital Component ($000).....   $    0         $    0

         As the table shows, increases in interest rates would result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. (The Bank's NPV decreases by 3.5% if interest rates increase by 200 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.
Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

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

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to capital distributions including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institutions is prohibited from making a capital distribution if, after making the distribution the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 1999, the Bank was in compliance with its QTL requirement with 89.6% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At September 30, 1999, the Bank's liquidity ratio was 14.0%.

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1999, the Bank had $78.7 million borrowed from the FHLB of Dallas to fund operations; however, there can be no assurances that additional borrowings will not be made in the future.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1999, the Bank had $4.2 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1999, dividends paid by the FHLB of Dallas to the Bank totaled $220,021.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1999, the Bank's total transaction accounts were in compliance with the Federal Reserve Board requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1999.

State Taxation

         The Louisiana Corporation Income Tax Act provides for an exemption from the Louisiana Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock associations (e.g., the Bank). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Bank (as well as the Company) are subject to the Louisiana Corporate Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Louisiana Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. Beginning January 1, 1996, the Company became subject to the Louisiana Shares Tax and the Louisiana Franchise Tax. The Louisiana Shares Tax is imposed on the assessed value of the Bank's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings. The Louisiana Shares Tax and the Louisiana Franchise Tax was approximately $441,889 (net of taxes) for the year ended September 30, 1999.

Item  2.  Description of Properties
-----------------------------------

Properties

         The Bank operates from its main office located at 211 Willow Street, Franklin, Louisiana and eight branch offices. The Bank's total investment in office property and equipment is $15.3 million with a net book value of $10.3 million at September 30, 1999. The Bank currently operates automated teller machines at most of its branch offices.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1999 ("Annual Report") on page 3, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The  above-captioned  information  appears  under  "Selected  Financial
Information" in the Annual Report on page 2, and is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         See Net Portfolio Value Analysis on pages 22 through 24.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements of Teche Holding and its subsidiaries, together with the report thereon by Deloitte & Touche, LLP appears in the Annual Report on pages 11 through 29 and are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" at pages 3 to 8 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 19, 2000 (the "Proxy Statement"), which was filed with the Commission on December 10, 1999 and incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the Proxy Statement at pages 8 through 12.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement at pages 2 through 5.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Proxy Statement on pages 12 and 13.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                PAGE
                                                                ----

Independent Auditors' Report ................................   11
Consolidated Balance Sheets as of September 30, 1999 and 1998   12
Consolidated Statements of Income For the Years Ended
  September 30, 1999, 1998 and 1997 .........................   13
Consolidated Statements of Stockholders' Equity
  for the Years Ended September 30, 1999, 1998 and 1997 .....   14
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1999, 1998 and 1997 .........................   15-16
Notes to Consolidated Financial Statements ..................   17-29

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

          3.1     Articles of Incorporation of Teche Holding Company*
          3.2     Bylaws of Teche Holding Company*
          4.0     Stock Certificate of Teche Holding Company*
         10.1     Form of Teche Federal Savings Bank Management Stock Plan**
         10.2     Form of Teche Holding Company 1995 Stock Option Plan**
         10.3     Employment Agreement with Patrick O. Little
         11.0     Statement regarding computation of earnings per share
                  (see Note 14 to the Notes to Consolidated Financial Statements
                  in the Annual Report)
         13.0     Annual Report to Stockholders  for the fiscal year ended September 30,  1999
         21.0     Subsidiary  of the  Registrant  (see "Item 1 Business - Subsidiary  Activity"  herein)
         23.0     Independent  Auditors' Consent
         27.0     Financial Data Schedule***

                  (b)......Reports on Form 8-K.

                  On August 20, 1999, the Company filed a Current Report on Form
                  8-K with the Commission announcing the adoption of a 10% stock repurchase plan.

-----------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33-87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***      Only in electronic filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECHE HOLDING COMPANY

Dated:  December 29, 1999                  By: /s/Patrick O. Little
                                                -------------------------------
                                                Patrick O. Little
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 1999.

By:/s/Patrick O. Little                                 By:/s/J. L. Chauvin
   ----------------------------------------                --------------------------------
   Patrick O. Little                                       J. L. Chauvin
   President, Chief Executive Officer                      Vice President and Treasurer
     and Director                                          (Principal Financial Officer)
   (Principal Executive Officer)


By:/s/W. Ross Little                                    By:
   ----------------------------------------                --------------------------------
   W. Ross Little                                          Robert Earl Mouton
   Chairman of the Board                                   Director


By:/s/Mary Coon Biggs                                   By:/s/Christian L. Olivier
   ----------------------------------------                --------------------------------
   Mary Coon Biggs                                         Christian L. Olivier
   Director                                                Director


By:/s/Virginia Kyle Hine                                By:
   ----------------------------------------                --------------------------------
   Virginia Kyle Hine                                      W. Ross Little, Jr.
   Director                                                Director and Secretary


By:/s/Henry L. Friedman                                 By:
   ----------------------------------------                --------------------------------
   Henry L. Friedman                                       Thomas F. Kramer, M.D.
   Director                                                Director


By:/s/Donelson T. Caffery, Jr.
   ----------------------------------------
   Donelson T. Caffery, Jr.
   Director
