Form 10-Q
period 1999-12-31
TECHE HOLDING CO
filed 2000-02-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1999
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ------------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                        72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                        70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (318) 828-3212
                                                      ---------------------


                                      N/A
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check T whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 7, 2000

              Class                            2,527,252
----------------------------------------    ------------------
$.01 par value common stock                 Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                          Page
                                                                        Number
                                                                        ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF TECHE
             HOLDING COMPANY

Item 1.  Financial Statements                                              1
Item 2.  Management's Discussion and Analysis of Financial                 6
                  Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12
Item 2.  Changes in Securities                                             12
Item 3.  Defaults upon Senior Securities                                   12
Item 4.  Submission of Matters to a Vote of Security Holders               12
Item 5.  Other Materially Important Events                                 12
Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     At            At
                                                                    December 31, September 30,
                                                                        1999         1999*
                                                                   ------------- --------------
                                                                    (unaudited)
ASSETS
Cash and cash equivalents .......................................   $  12,349    $  10,292
Certificates of deposit .........................................          --           --
Securities available-for-sale, at estimated
  market value (amortized cost of $63,531 and $64,832) ..........      61,209       63,460
Securities held to maturity (estimated market value of $3,416) ..       3,416           --
Loans receivable, net of allowance for loan losses
  of $3,545 and $3,537 ..........................................     349,013      342,986
Accrued interest receivable .....................................       2,138        2,159
Investment in Federal Home Loan Bank stock, at cost .............       4,716        4,229
Real estate owned, net ..........................................         223          178
Prepaid expenses and other assets ...............................         491          621
Premises and equipment, at cost less accumulated depreciation ...      10,275       10,340
                                                                    ---------    ---------
      TOTAL ASSETS ..............................................   $ 443,830    $ 434,265
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ........................................................   $ 301,876    $ 303,084
Advances from Federal Home Loan Bank ............................      93,066       78,682
Borrowings for common stock repurchase ..........................          --           --
Advance payments by borrowers for taxes and insurance ...........       1,168        1,578
Accrued interest payable ........................................         558          432
Accounts payable and other liabilities ..........................         759        1,504
Deferred income taxes ...........................................         285          285
                                                                    ---------    ---------
      Total liabilities .........................................     397,712      385,565

COMMITMENTS AND CONTINGENCIES ...................................                       --

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,233,350 shares issued .........................          42           42
  Preferred stock, 5,000,000 shares authorized;
    none issued .................................................          --           --
  Additional paid in capital ....................................      42,167       42,153
  Retained earnings .............................................      31,496       30,928
  Unearned ESOP shares ..........................................      (1,671)      (1,754)
  Unearned Compensation (MSP) ...................................        (302)        (390)
  Treasury stock 1,688,000 and 1,496,000 shares, at cost ........     (24,105)     (21,387)
  Unrealized gain (loss) on securities available-for-sale, net of
    deferred income taxes .......................................      (1,509)        (892)
                                                                    ---------    ---------
      Total stockholders' equity ................................      46,118       48,700
                                                                    ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
         CAPITAL ................................................   $ 443,830    $ 434,265
                                                                    =========    =========

---------------------
* The consolidated balance sheet at September 30, 1999 has been taken from the audited balance sheet at that date. See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                    For Three Months ended
                                                                         December 31,

                                                                        1999     1998
INTEREST INCOME
  Interest and fees on loans .......................................   $6,701   $6,669
  Interest and dividends on investments ............................    1,089      595
  Other interest income ............................................       38      156
                                                                       ------   ------
                                                                        7,828    7,420
INTEREST EXPENSE:
  Deposits .........................................................    3,223    3,145
  Advances from Federal Home Loan Bank .............................    1,135      901
  Other borrowed money .............................................     --        100
                                                                       ------   ------
                                                                        4,358    4,146
NET INTEREST INCOME ................................................    3,470    3,274
PROVISION FOR LOAN LOSSES ..........................................       30       45
                                                                       ------   ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ..................................................    3,440    3,229
                                                                       ------   ------

NON-INTEREST INCOME:
  Service charges and other ........................................    1,204    1,078
  Other income .....................................................       74       19
                                                                       ------   ------
TOTAL NON-INTEREST INCOME ..........................................    1,278    1,097
                                                                       ------   ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits ...............................    1,614    1,405
  Occupancy expense ................................................      763      637
  Marketing and professional .......................................      261      188
  Other operating expenses .........................................      750      727
                                                                       ------   ------
      Total non-interest expense ...................................    3,388    2,957
                                                                       ------   ------
INCOME BEFORE INCOME TAXES .........................................    1,330    1,369
                                                                       ------   ------
INCOME TAXES .......................................................      466      479
                                                                       ------   ------
NET INCOME .........................................................   $  864   $  890
                                                                       ------   ------
BASIC INCOME PER COMMON SHARE ......................................   $ 0.36   $ 0.32
                                                                       ======   ======
DILUTED INCOME PER COMMON SHARE ....................................   $ 0.36   $ 0.32
                                                                       ======   ======
DIVIDENDS DECLARED PER COMMON SHARE ................................   $0.125   $0.125
                                                                       ======   ======

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           For the Three Months
                                                                            Ended December 31,
                                                                          ---------   ---------
                                                                              1999       1998
                                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................   $    864    $    890
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ................................        (25)          3
      Provision for loan losses .......................................         30          45
      Depreciation ....................................................        283         193
      Accretion of deferred loan fees and other .......................        (17)        (52)
      Accretion of discounts on loans .................................        (16)         (5)
      Other items - net ...............................................          5         139
                                                                          --------    --------
          Net cash provided by (used in) operating activities .........      1,124       1,213

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale ...........................     (1,995)       (143)
  Proceeds from maturities of investment securities available for sale       1,000           5
  Principal repayments of mortgage-backed securities available for sale      2,321       3,630
  Net loan repayments (originations) ..................................     (6,024)      8,455
  Investment in FHLB stock ............................................       (487)        (56)
  Net decrease in certificates of deposit .............................       --           658
  Purchase of premises and equipment ..................................       (218)       (650)
  Purchase of securities held to maturity .............................     (3,416)       --
                                                                          --------    --------
      Net cash provided by (used in) investing activities .............     (8,819)     11,899

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits .................................     (1,208)      7,825
  Net increase (decrease) in FHLB advances ............................     14,384      (1,648)
  Net decrease in advance payments by borrowers for
    taxes and insurance ...............................................       (410)       (610)
  Dividends paid ......................................................       (296)       (352)
  Purchase of common stock for treasury ...............................     (2,718)     (6,161)
  Borrowings under note payable agreement .............................       --         6,767
                                                                          --------    --------
      Net cash provided by financing activities .......................      9,752       5,821
                                                                          --------    --------

NET INCREASE IN CASH ..................................................      2,057      18,933
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................     10,292      10,680
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................   $ 12,349    $ 29,613
                                                                          ========    ========


See Notes to Unaudited Financial Statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 1999 include the accounts of Teche Holding Company (the "Corporation") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 1998 and 1997.

                                                   1999        1998
                                                 ---------   ---------
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share ...........   2,410,790   2,777,340
Effect of dilutive securities:
  Stock options ..............................        --         6,259
  MSP stock grants ...........................      18,942      24,414
                                                 ---------   ---------
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share ................   2,429,732   2,808,013
                                                 =========   =========

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the three months ended December 31, 1999 and 1998.


                              1999     1998
                             -----    -----
Net income                   $ 864    $ 890
Other comprehensive income
  (loss), net of tax          (617)     (92)
                             -----    -----
Total Comprehensive Income   $ 247    $ 798
                             =====    =====

                              TECHE HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at December 31, 1999 and September 30, 1999 totaled $443.8 million and $434.3 million, respectively, an increase of $9.5 million or 2.2%.

Securities available-for-sale totaled $61.2 million at December 31, 1999, which represents a decrease of $2.3 million or 3.5% as compared to September 30, 1999. Securities held to maturity totaled $3.4 million at December 31, 1999 and were all purchased during the current period.

Loans receivable totaled $349.0 million at December 31, 1999 which represented a $6.0 million or 1.8% increase compared to September 30, 1999.

Total deposits, after interest credited, at December 31, 1999 were $301.9 million which represents a decrease of $1.2 million or 0.4% as compared to September 30, 1999.

Advances increased $14.4 million or 18.7% as compared to the amount at September 30, 1999.

Stockholders' equity decreased to $46.1 million at December 31, 1999, from $48.7 million at September 30, 1999, primarily as a result of stock repurchased during the quarter, cash dividends paid, and an unrealized loss on securities available for sale, offset somewhat by retained earnings for the quarter. During the quarter, the Corporation repurchased 192,000 shares at an average price of $14.11 per share.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net Income. The Corporation had net income of $864,000 for the three months ended December 31, 1999 as compared to net income of $890,000 for the three month period ended December 31, 1998. Earnings for the three months ended
December 31, 1999 represent a decrease of $26,000 compared to 1998. This decrease was primarily due to stock repurchases and expenses related to a new branch office opened April 1999.

Total Interest Income. Total interest income increased by $408,000 or 5.5% to $7.8 million for the three months ended December 31, 1999, from $7.4 million for the three months ended December 31, 1998, due primarily to an increase in consumer loan and investment balances. Interest income on loans increased $32,000 to $6.7 million for the period ended December 31, 1999 from $6.7 million for the period ended December 31, 1998. The average yield on loans decreased to 7.68% for the three months ended December 31, 1999 from 7.74% for the same period in 1998, and the average yield on investment and mortgage-backed securities increased to 6.26% for December 1999 from 6.07% for 1998.

Total Interest Expense. Total interest expense increased $212,000, or 5.1%, to $4.4 million for the 1999 period from $4.1 million for the December 1998 period, due primarily to an increase in average interest bearing liabilities, offset somewhat by a decrease in average rates paid.

Net Interest Income. Net interest income increased $196,000 for the three month period ended December 31, 1999 as compared to the same period ended December 31, 1998 due to an increase in average consumer loan and investment balances, offset somewhat by an increase in average deposits and FHLB advance balances.

Provision for Loan Losses. The provision for loan losses was $30,000 and $45,000 for the periods.

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

Non-interest Income. Total non-interest income increased by $181,000 from $1,097,000 in the three month period ended December 31, 1998 to $1,278,000 in the three month period ended December 31, 1999. This increase is due primarily to the increase of service fee income associated with increased demand account volume as well as fee income generated from the sale of certain fixed-rate mortgage loans originated for sale in the secondary market.

Non-interest Expense. Total non-interest expense increased by $431,000 over the periods compared. This increase was due primarily to compensation and occupancy expenses related to a new branch opened in April of 1999.

Gain on Sale of Securities. The Company had no gain on the sale of securities during the periods.

Income Tax Expense. Income taxes remained relatively constant at about 35% of income before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. On December 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                       Amount     Percent
                                       ------     -------
                                   (In thousands)

Tangible capital ..................   $42,160       9.50%
Tangible capital requirement ......     8,879       2.00%
                                      -------      -----
Excess over requirement ...........   $33,281       7.50%
                                      =======      =====

Core capital ......................   $42,160       9.50%
Core capital requirement ..........    17,785       4.00%
                                      -------      -----
Excess over requirement ...........   $24,402       5.50%
                                      =======      =====

Risk based capital ................   $45,220      17.25%
Risk based capital requirement ....    19,557       8.00%
-----------------------------------   -------      -----
Excess over requirement ...........   $25,663       9.25%
===================================   =======      =====


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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed securities principal. The Bank has also borrowed funds from the Federal Home Loan Bank of Dallas ("FHLB") and other sources. As of December 31, 1999, FHLB borrowed funds totaled $93.1 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

YEAR 2000

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may effect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

The expectations of the Company contained in this section on Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements.

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

Quantitative and Qualitative Disclosure About Market Risk

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 1999.

Additional Key Operating Ratios

                                                      At or For the Three Months
                                                                Ended
                                                             December 31,
                                                         ---------------------
                                                         1999(1)       1998(1)
                                                         -------       -------
                                                          (Unaudited)
Return on average assets                                  0.79           0.86%
Return on average equity                                  7.32           6.81
Average interest rate spread                              2.76           2.63
Nonperforming assets to total assets                      0.22           0.21
Nonperforming loans to total loans                        0.22           0.26
Average net interest margin                               3.31           3.31
Tangible book value per share                           $18.12         $17.26
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

(Footnotes on next page.)

----------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33-87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.
***      Only in electronic filing.




                  (b) Reports on Form 8-K

                          None.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TECHE HOLDING COMPANY



Date: February 14, 2000               By: /s/Patrick O. Little
                                          --------------------------------------
                                           Patrick O. Little
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: February 14, 2000               By: /s/J. L. Chauvin
                                          --------------------------------------
                                           J. L. Chauvin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)