Form 10-Q
period 2000-03-31
TECHE HOLDING CO
filed 2000-05-15
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                -------------      -------------------

                         Commission file number 0-25538
                                                --------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Louisiana
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. employer
or organization)                                            identification no.)


211 Willow Street, Franklin, Louisiana                                70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code    (337) 828-3212
                                                      ---------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report.


         Indicate by check T whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000.

          Class                                Outstanding
---------------------------             ------------------------
$.01 par value common stock                      2,509,452

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                         Page
                                                                        Number
                                                                       -------
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements                                              1
Item 2.  Management's Discussion and Analysis of Financial                 6
         Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk         9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                10
Item 2.  Changes in Securities                                            10
Item 3.  Defaults upon Senior Securities                                  10
Item 4.  Submission of Matters to a Vote of Security Holders              10
Item 5.  Other Information                                                10
Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                11

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    At           At
                                                                 March 31,  September 30,
                                                                    2000        1999*
                                                                ---------   ------------
                                                                (unaudited)
ASSETS
Cash and cash equivalents ...................................   $  11,968    $  10,292
Securities available-for-sale, at estimated
  market value (amortized cost of $53,025 and $64,832) ......      59,156       63,460
Securities held to maturity .................................       3,143            -
Loans receivable, net of allowance for loan losses
  of $3,566 and $3,537) .....................................     360,844      342,986
Accrued interest receivable .................................       2,185        2,159
Investment in Federal Home Loan Bank stock, at cost .........       5,036        4,229
Real estate owned, net ......................................         129          178
Prepaid expenses and other assets ...........................         844          621
Premises and equipment, at cost less accumulated depreciation       9,603       10,340
                                                                ---------    ---------
      TOTAL ASSETS ..........................................   $ 452,908    $ 434,265
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ....................................................   $ 304,305    $ 303,084
Advances from Federal Home Loan Bank ........................      98,494       78,682
Advance payments by borrowers for taxes and insurance .......       1,317        1,578
Accrued interest payable ....................................         220          432
Accounts payable and other liabilities ......................       1,693        1,722
Deferred income taxes .......................................         285           67
                                                                ---------    ---------
      Total liabilities .....................................     406,314      385,565


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued .....................          42           42
  Preferred stock, 5,000,000 shares authorized;
    none issued .............................................           -            -
  Additional paid in capital ................................      42,171       42,153
  Retained earnings .........................................      32,124       30,928
  Unearned ESOP shares ......................................      (1,588)      (1,754)
  Unearned Compensation (MSP) ...............................        (214)        (390)
  Treasury stock - 1,724,000 and 1,496,000 shares, at cost ..     (24,571)     (21,387)
  Unrealized (loss) on securities available-for-sale, net of
    deferred income taxes ...................................      (1,370)        (892)
                                                                ---------    ---------
      Total stockholders' equity ............................      46,594       48,700
                                                                ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 452,908    $ 434,265
                                                                =========    =========

------------------------
* The consolidated balance sheet at September 30, 1999 has been taken from the audited balance sheet at that date. See notes to unaudited consolidated financial statements.

See notes to unaudited consolidted financial statements

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                               For Three Months          For Six Months
                                                Ended March 31,          Ended March 31,
                                          -----------------------   ----------------------
                                              2000         1999         2000       1999
                                          ----------   ----------   -----------  ---------
INTEREST INCOME
  Interest and fees on loans ..........   $    6,903   $    6,652   $   13,604   $   13,320
  Interest and dividends on investments        1,091          673        2,180        1,269
  Other interest income ...............           49          174           87          330
                                          ----------   ----------   ----------   ----------
                                               8,043        7,499       15,871       14,919
                                          ----------   ----------   ----------   ----------
INTEREST EXPENSE:
  Deposits ............................        3,179        3,120        6,402        6,265
  Advances from Federal Home Loan Bank         1,350          868        2,485        1,769
  Other borrowed money ................            -           11            -          111
                                          ----------   ----------   ----------   ----------
                                               4,529        3,999        8,887        8,145
                                          ----------   ----------   ----------   ----------
NET INTEREST INCOME ...................        3,514        3,500        6,984        6,774
PROVISION FOR LOAN LOSSES .............           30           45           60           90
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES .....................        3,484        3,455        6,924        6,684
                                          ----------   ----------   ----------   ----------

NON-INTEREST INCOME:
  Service charges and other ...........        1,189          981        2,393        2,057
  Gain on sale of real estate owned ...           47           16           54           16
  Gain on sale of fixed assets ........           85            -           85            -
  Other income ........................           49           19          116           40
                                          ----------   ----------   ----------   ----------
TOTAL NON-INTEREST INCOME .............        1,370        1,016        2,648        2,113
                                          ----------   ----------   ----------   ----------

Gain on sale of securities ............            -            2            -            2

NON-INTEREST EXPENSE:
  Compensation and employee benefits ..        1,716        1,477        3,330        2,933
  Occupancy expense ...................          740          685        1,503        1,322
  Marketing and professional ..........          281          259          542          447
  Other operating expenses ............          744          740        1,494        1,415
                                          ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE ......        3,481        3,161        6,869        6,117
                                          ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES ............        1,373        1,312        2,703        2,682
                                          ----------   ----------   ----------   ----------
INCOME TAXES ..........................          453          459          919          939
                                          ----------   ----------   ----------   ----------
NET INCOME ............................   $      920   $      853   $    1,784   $    1,743
                                          ==========   ==========   ==========   ==========
BASIC EARNINGS PER COMMON SHARE .......   $      .40   $      .32   $      .75          .64
                                          ==========   ==========   ==========   ==========
DILUTED EARNINGS PER COMMON SHARE .....   $      .39   $      .32   $      .75          .63
                                          ==========   ==========   ==========   ==========

SHARES OUTSTANDING FOR EPS CALCULATIONS
          BASIC .......................    2,326,000    2,696,000    2,369,000    2,721,000
          DILUTED .....................    2,339,000    2,738,000    2,385,000    2,762,000

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For the Six Months
                                                                                 Ended March 31,
                                                                              --------------------
                                                                                 2000         1999
                                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ..........................................................        $  1,784    $  1,743
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................             (41)         21
      Provision for loan losses ......................................              60          90
      Depreciation ...................................................             555         410
      Accretion of deferred loan fees and other ......................             (31)        (25)
      Accretion of discounts on loans ................................             (42)       (163)
      Other items - net ..............................................             308        (312)
                                                                              --------    --------
          Net cash provided by operating activities ..................           2,593       1,764
                                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale ...............          (1,995)    (24,800)
  Proceeds from maturities of investment securities available for sale           1,010          10
  Principal repayments on mortgage-backed securities available
    for sale .........................................................           4,595       7,869
  Loans originated, net of repayments ................................         (17,845)     10,896
  Investment in FHLB stock ...........................................            (807)       (110)
  Purchase of premises and equipment .................................            (327)     (1,455)
  Sales of investment securities available-for-sale ..................               -         232
  Net decrease in certificates of deposit ............................               -         658
  Purchase of mortgage-backed securities held to maturity ............          (3,416)          -
  Proceeds of sales of premises and equipment ........................             595           -
  Principal repayments on mortgage-backed securities held to maturity              273           -
                                                                              --------    --------
      Net cash used in investing activities ..........................         (17,917)     (6,700)
                                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................           1,221      20,341
  Net (decrease) increase in FHLB advances ...........................          19,812      (3,320)
  Net (decrease) increase in advance payments by borrowers for
    taxes and insurance ..............................................            (261)       (378)
  Dividends paid .....................................................            (588)       (692)
  Purchase of common stock for treasury ..............................          (3,184      (7,501)
  Borrowings under loan agreement ....................................               -       6,767
  Repayments of borrowings under loan agreement ......................               -      (7,114)
                                                                              --------    --------
      Net cash provided by financing activities ......................          17,000       8,103
                                                                              --------    --------

NET INCREASE IN CASH .................................................           1,676       3,167
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................          10,292      10,680
                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...............................        $ 11,968    $ 13,847
                                                                              ========    ========

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 2000 and 1999 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2000 and 1999.

                                                        Three Months Ended             Six Months Ended
                                                            March 31,                      March 31,
                                                            ---------                      ---------
                                                        2000            1999           2000           1999
                                                        ----            ----           ----           ----
                                                                      (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share...............       2,326          2,696          2,369           2,721
Effective of dilutive securities:
  Stock options..................................           -             22              -              24
  MSP stock grants...............................          13             20             16              17
                                                        -----          -----          -----           -----
Weighted  average  number of common
  shares  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share...................        2,339          2,738          2,385           2,762
                                                        =====          =====          =====           =====

                                       4

NOTE 4 - COMPREHENSIVE INCOME

The Corporation adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective October 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the six months ended March 31, 2000 and 1999.

                                                       2000           1999
                                                      ------         ------
Net income                                            $1,784         $1,743
Other comprehensive income (loss), net of tax
                                                        (478)          (157)
                                                      ------         ------
Total Comprehensive Income                            $1,306         $1,586
                                                      ======         ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    General

The  Company  may  from  time  to time  make  written  or oral  "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

Comparison of Financial Condition at March 31, 2000 and September 30, 1999

The Company's total assets at March 31, 2000 and September 30, 1999 totaled $452.9 million and $434.3 million, respectively, an increase of $18.6 million or 4.3%.

Securities available-for-sale totaled $59.2 million at March 31, 2000, which represents a decrease of $4.3 million or 6.8% as compared to September 30, 1999, due to maturity of securities during this period.

Loans receivable totaled $360.8 million at March 31, 2000 which represented an increase of $17.9 million or 5.2% compared to September 30, 1999. This increase was primarily due to increased loan originations during the period.

Total deposits increased to $304.3 million at March 31, 2000, an increase of $1.2 million or 0.4% as compared to September 30, 1999.

Advances from the Federal Home Loan Bank ("FHLB") increased $19.8 million or 25.2% to $98.5 million at March 31, 2000 from $78.7 million at September 30, 1999, primarily in order to fund loan growth during the period. As part of the Bank's interest rate risk management strategy, the Bank borrowed $15.0 million from the FHLB on March 30, 2000. This borrowing from the FHLB has a twenty year term with a 30 year amortization schedule, an interest rate of 7.70% and can be prepaid after five years without penalty. While the purpose of the advance from the FHLB was to manage interest rate risk in a rising interest rate environment, this borrowing is expected to increase the Bank's interest expense and may adversely effect net interest income in future periods.

Stockholders' equity decreased to $46.6 million at March 31, 2000, from $48.7 million at September 30, 1999, primarily as a result of stock repurchased and cash dividends paid, offset somewhat by earnings for the six month period. During the six month period, the Company repurchased 227,528 shares at an average price of $13.95 per share.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2000 and 1999

Net Income. The Company had net income of $920,000 and $1,784,000 for the three and six months ended March 31, 2000 as compared to net income of $853,000 and $1,743,000 for the three and six month periods ended March 31, 1999, respectively. The increases during both periods were due primarily to gains on sales of real estate owned and fixed assets.

Total Interest Income. Total interest income increased by $544,000 or 7.3% and $952,000 or 6.4% for the three and six months ended March 31, 2000, respectively, as compared to the same periods ending March 31, 1999 due primarily to an increase in the average balances of loans. The average yield on loans decreased to 7.72% for the six months ended March 31, 2000 from 7.81% in 1999.

Total Interest Expense. Total interest expense increased 13.3% and 9.1% for the three and six month periods primarily due to an increase in advances from the Federal Home Loan Bank.

Net Interest Income. Net interest income remained relatively stable, increasing 0.4% and 3.1% for the three and six month periods ended March 31, 2000, as compared to the same periods ended March 31, 1999.

Provision for Loan Losses. The provision for loan losses decreased $15,000 and $30,000, respectively, for the three and six month periods ended March 31, 2000, as compared to the same periods in 1999.

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

Non-interest Income. Total non-interest income increased $354,000 and $535,000 for the three and six month periods ended March 31, 2000, primarily due to gain on sales of real estate owned and fixed assets.

Non-interest Expense. Total non-interest expense increased $320,000 and $752,000, respectively, during the three and six months ended March 31, 2000, as compared to the same periods in 1999 due primarily to increases in compensation and employee benefits and occupancy expense. Occupancy expense increased during the periods due to the opening of four branch offices in 1999.

Income Tax Expense. Income taxes remained relatively stable as a percentage of income before income taxes.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. On March 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                     Amount           Percent
                                     ------           -------
                                 (In thousands)

Tangible capital                    $43,243             9.53
Tangible capital requirement          9,071             2.00
                                    -------             ----
Excess over requirement             $34,172             7.53
                                    =======             ====

Core capital                        $43,243             9.53
Core capital requirement             18,142             4.00
                                    -------             ----
Excess over requirement             $25,101             5.53
                                    =======             ====

Risk based capital                  $46,385            18.47
Risk based capital requirement       20,088             8.00
                                    -------             ----
Excess over requirement             $26,297            10.47
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 2000, such borrowed funds totaled $98.5 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. This level may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements. Furthermore, from time to time, the Bank utilizes FHLB advances to the extent necessary to maintain its liquidity.
                                       8

Year 2000

         Like many financial institutions, the Company relies on computers to conduct its business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. The Company has operated and evaluated its computer operating systems following January 1, 2000 and has not identified any errors or experienced any computer system malfunctions. The Company will continue to monitor its information systems to assess whether its systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

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

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the year ended September 30, 1999.

Key Operating Ratios

                                       At or For the Three Months Ended    At or For Six Months Ended
                                       --------------------------------   ----------------------------
                                                  March 31,                          March 31,
                                       ----------------------------       ---------------------------
                                          2000(1)           1999(1)          2000(1)          1999(1)
                                       -----------          -------       ----------          -------
                                                  (Unaudited)                     (Unaudited)

Return on average assets ...........        0.83%            0.82%            0.81%            0.84%
Return on average equity ...........        7.95%            6.63%            7.63%            6.72%
Average interest rate spread .......        2.78%            2.79%            2.76%            2.71%
Nonperforming assets to total assets        0.19%            0.17%            0.19%            0.17%
Nonperforming loans to total loans .        0.24%            0.21%            0.24%            0.21%
Average net interest margin ........        3.31%            3.42%            3.31%            3.36%
Tangible book value per share ......       $18.52          $17.54           $18.52           $17.54

------------------------------------
(1)      Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

               Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.  CHANGES IN SECURITIES

               Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On January 19, 2000, the Company held its annual meeting of stockholders and the following items were presented:

               Election of Directors: Henry L. Friedman, Robert Earl Mouton, Christian Olivier, Jr.,W. Ross Little, Jr., were reelected as directors for terms of three years ending in 2003. Mr. Friedman received 2,316,676 votes in favor and 60,563 votes were withheld. Mr. Mouton received 2,316,676 votes in favor and 59,783 votes were withheld. Mr. Olivier received 2,315,576 votes in favor and 61,663 votes were withheld. Mr. Little received 2,316,114 votes in favor and 61,125 votes were withheld.

               Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 2000 fiscal year: Deloitte & Touche LLP was ratified as the Company's auditors with 2,363,551 votes for, 4,352 votes against, and 9,336 abstentions.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

               Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27    Financial Data Schedule*

               (b)     Reports on Form 8-K

                       None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TECHE HOLDING COMPANY



Date: May 15, 2000         By:     /s/Patrick O. Little
                                   ----------------------------------------
                                   Patrick O. Little
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: May 15, 2000         By:     /s/J.L. Chauvin
                                   ----------------------------------------
                                   J. L. Chauvin
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)