Form 10-Q
period 2000-06-30
TECHE HOLDING CO
filed 2000-08-11
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2000
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
         -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                   72-128746
----------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)


211 Willow Street, Franklin, Louisiana                   70538
----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code    (337) 828-3212
                                                   -------------------------

                                      N/A
----------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------ -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2000.

             Class                              Outstanding
------------------------------------        -------------------
$.01 par value common stock                      2,503,477

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

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

                                                         TECHE HOLDING COMPANY
                                                     CONSOLIDATED BALANCE SHEETS
                                                            (IN THOUSANDS)

                                                                                         At                 At
                                                                                      June 30,        September 30,
                                                                                        2000               1999*
                                                                                 ---------------     ----------------
                                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                                              $ 10,157           $ 10,292
Securities available-for-sale, at estimated
  market value (amortized cost of $59,007 and $64,832)                                   57,006             63,460
Securities held to maturity                                                               2,874                 --
Loans receivable, net of allowance for loan losses
  of $3,584 and $3,537)                                                                 373,844            342,986
Accrued interest receivable                                                               1,933              2,159
Investment in Federal Home Loan Bank stock, at cost                                       5,345              4,229
Real estate owned, net                                                                      197                178
Prepaid expenses and other assets                                                           713                621
Premises and equipment, at cost less accumulated depreciation                            10,193             10,340
                                                                                        -------            -------
      TOTAL ASSETS                                                                     $462,262           $434,265
                                                                                        =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                               $308,670           $303,084
Advances from Federal Home Loan Bank                                                    102,792             78,682
Advance payments by borrowers for taxes and insurance                                     1,398              1,578
Accrued interest payable                                                                    260                432
Accounts payable and other liabilities                                                    1,353              1,722
Deferred income taxes                                                                       285                 67
                                                                                        -------            -------
      Total liabilities                                                                 414,758            385,565
                                                                                        -------            -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,232,000 shares issued                                                      42                 42
  Preferred stock, 5,000,000 shares authorized;
    none issued                                                                              --                 --
  Additional paid in capital                                                             42,171             42,153
  Retained earnings                                                                      32,794             30,928
  Unearned ESOP shares                                                                   (1,505)            (1,754)
  Unearned Compensation (MSP)                                                              (126)              (390)
  Treasury stock - 1,724,000 and 1,496,000 shares, at cost                              (24,571)           (21,387)
  Unrealized (loss) on securities available-for-sale, net of
    deferred income taxes                                                                (1,301)              (892)
                                                                                        -------            -------
      Total stockholders' equity                                                         47,504             48,700
                                                                                        -------            -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $462,262           $434,265
                                                                                        =======            =======

---------------------
* The consolidated balance sheet at September 30, 1999 has been taken from the audited balance sheet at that date.

See  notes  to  unaudited  consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                       For Three Months                    For Nine Months
                                                                         Ended June 30                     Ended June 30,
                                                                  ----------------------------      ----------------------------
                                                                   2000              1999             2000             1999
                                                                  ----------------------------      ----------------------------
INTEREST INCOME
  Interest and fees on loans                                      $ 7,188          $ 6,519          $20,792              $19,839
  Interest and dividends on investments                             1,144              957            3,324                2,225
  Other interest income                                                55               88              142                  418
                                                                  -------          -------          -------              -------
                                                                    8,387            7,564           24,258               22,482
                                                                  -------          -------          -------              -------
INTEREST EXPENSE:
  Deposits                                                          3,274            3,156            9,676                9,421
  Advances from Federal Home Loan Bank                              1,632              900            4,117                2,668
  Other borrowed money                                                 --               --               --                  112
                                                                  -------          -------          -------              -------
                                                                    4,906            4,056           13,793               12,201
                                                                  -------          -------          -------              -------
NET INTEREST INCOME                                                 3,481            3,508           10,465               10,281
PROVISION FOR LOAN LOSSES                                              30               30               90                  120
                                                                  -------          -------          -------              -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   3,451            3,478           10,375               10,161
                                                                  -------          -------          -------              -------

NON-INTEREST INCOME:
  Service charges and other                                         1,412            1,077            3,805                3,134
  Gain on sale of real estate owned                                    --               68               54                   84
  Gain on sale of fixed assets                                         --               --               85                   --
  Other income                                                         58               47              174                   86
                                                                  -------          -------          --------             -------
TOTAL NON-INTEREST INCOME                                           1,470            1,192            4,118                3,304
                                                                  -------          -------          -------              -------

Gain on sale of securities                                             --                8               --                   10

NON-INTEREST EXPENSE:
  Compensation and employee benefits                                1,657            1,519            4,987                4,452
  Occupancy expense                                                   777              710            2,280                2,032
  Marketing and professional                                          258              278              800                  725
  Other operating expenses                                            740              799            2,234                2,212
                                                                  -------          -------          -------              -------
      TOTAL NON-INTEREST EXPENSE                                    3,432            3,306           10,301                9,421
                                                                  -------          -------          -------              -------
INCOME BEFORE INCOME TAXES                                          1,489            1,372            4,192                4,054
INCOME TAXES                                                          527              480            1,446                1,419
                                                                  -------          -------          -------              -------
NET INCOME                                                        $   962          $   892          $ 2,746              $ 2,635
                                                                  =======          =======          =======              =======
BASIC EARNINGS PER COMMON SHARE                                   $  0.41          $  0.34          $  1.17               $ 0.98
DILUTED EARNINGS PER COMMON SHARE                                 $  0.41          $  0.33          $  1.16               $ 0.96

SHARES OUTSTANDING FOR EPS CALCULATIONS
          BASIC                                                 2,322,000        2,590,000        2,353,000            2,688,000
          DILUTED                                               2,342,000        2,672,000        2,370,000            2,746,000


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              For the Nine Months
                                                                                                Ended June 30,
                                                                                          ------------------------
                                                                                             2000          1999
                                                                                          ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $2,746         $2,635
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                 90            120
      Depreciation                                                                             825            657
      Accretion of deferred loan fees and other                                                (31)           (28)
      Accretion of discounts on loans                                                          (60)          (213)
      Other items - net                                                                        485          (297)
                                                                                           -------          ----
          Net cash provided by operating activities                                          4,055          2,874
                                                                                           -------          -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale                                      (1,995)       (39,785)
  Proceeds from maturities of investment securities available for sale                       1,020         12,678
  Principal repayments on mortgage-backed securities available
    for sale                                                                                 6,860             15
  Loans (originated) repaid, net                                                           (30,857)         8,044
  Investment in FHLB stock                                                                  (1,116)          (240)
  Purchase of premises and equipment                                                        (1,273)        (2,168)
  Sales of investment securities available-for-sale                                             --            269
  Net decrease in certificates of deposit                                                       --            658
  Purchase of mortgage-backed securities held to maturity                                   (3,416)            --
  Proceeds of sales of premises and equipment                                                  595             --
  Principal repayments on mortgage-backed securities held to maturity                          542             --
                                                                                           -------        -------
      Net cash used in investing activities                                                (29,640)       (20,529)
                                                                                           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                   5,586         19,286
  Net (decrease) increase in FHLB advances                                                  24,110          7,599
  Net (decrease) increase in advance payments by borrowers for
    taxes and insurance                                                                       (180)          (243)
  Dividends paid                                                                              (882)        (1,018)
  Purchase of common stock for treasury                                                     (3,184)        (9,220)
  Borrowings under loan agreement                                                               --          6,767
  Repayments of borrowings under loan agreement                                                 --         (7,114)
                                                                                           -------        -------
      Net cash provided by financing activities                                             25,450         16,057
                                                                                           -------        -------
NET DECREASE IN CASH                                                                          (135)        (1,598)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              10,292         10,680
                                                                                           -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $10,157         $9,082
                                                                                           =======        =======


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 2000 and 1999 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2000 and 1999.


                                                                 Three Months Ended              Nine Months Ended
                                                                     June 30,                       June 30,
                                                          -------------------------------      -----------------------
                                                                2000            1999           2000           1999
                                                               ------          ------         ------         ------
                                                                              (In thousands)

Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share                              2,322          2,590          2,353           2,688
Effective of dilutive securities:
  Stock options                                                    --             54             --              34
  MSP stock grants                                                 20             28             17              24
                                                                -----          -----          -----           -----
Weighted  average  number of common
  shares  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share                                   2,342          2,672          2,370           2,746
                                                                =====          =====          =====           =====

NOTE 4 - COMPREHENSIVE INCOME

The Corporation adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective October 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the nine months ended June 30, 2000 and 1999.

                                               2000              1999
                                              ------            ------

Net income                                    $2,746            $2,635
Other comprehensive (loss), net of tax         (409)             (822)
                                              ------            ------
Total Comprehensive Income                    $2,337            $1,813
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

Comparison of Financial Condition at June 30, 2000 and September 30, 1999

The Company's total assets at June 30, 2000 and September 30, 1999 totaled $462.3 million and $434.3 million, respectively, an increase of $28.0 million or 6.5%.

Securities available-for-sale totaled $57.0 million at June 30, 2000, which represents a decrease of $6.5 million or 10.2% as compared to September 30, 1999, due to maturity of securities during this period.

Loans receivable totaled $373.8 million at June 30, 2000 which represented an increase of $30.9 million or 9.0% compared to September 30, 1999. This increase was primarily due to increased loan originations during the period.

Total deposits increased to $308.7 million at June 30, 2000, an increase of $5.6 million or 1.8% as compared to September 30, 1999.

Advances from the Federal Home Loan Bank ("FHLB") increased $24.1 million or 30.6% to $102.8 million at June 30, 2000 from $78.7 million at September 30, 1999, primarily in order to fund loan growth during the period.

Stockholders' equity decreased to $47.5 million at June 30, 2000, from $48.7 million at September 30, 1999, primarily as a result of stock repurchased and cash dividends paid, offset somewhat by earnings for the nine month period. During the nine month period, the Company repurchased 227,528 shares at an average price of $13.95 per share.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2000 and 1999

Net Income. The Company had net income of $962,000 and $2,746,000 for the three and nine months ended June 30, 2000 as compared to net income of $892,000 and $2,635,000 for the three and nine month periods ended June 30, 1999, respectively. The increases during both periods were due primarily to increased fee income on deposit accounts.

Total Interest Income. Total interest income increased by $823,000 or 10.9% and $1,776,000 or 7.9% for the three and nine months ended June 30, 2000, respectively, as compared to the same periods ending June 30, 1999 due primarily to an increase in the average balances of loans and investments. The average yield on loans decreased to 7.72% for the nine months ended June 30, 2000 from 7.78% in 1999, while the average yield on investments increased to 6.51% for the nine months ended June 30, 2000, from 6.02% in 1999.

Total Interest Expense. Total interest expense increased 21.0% and 13.0% for the three and nine month periods primarily due to an increase in deposits and advances from the Federal Home Loan Bank.

Net Interest Income. Net interest income remained relatively stable, decreasing slightly for the three months ended June 30, 2000 and increasing 1.8% for the nine months ended June 30, 2000, as compared to the same periods ended June 30, 1999.

Provision for Loan Losses. The provision for loan losses was unchanged for the three months ended June 30, 2000 and decreased $30,000 for the nine months ended June 30, 2000, as compared to the same period in 1999.

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

Non-interest Income. Total non-interest income increased $278,000 and $814,000 for the three and nine month periods ended June 30, 2000, primarily due to increased service charges.

Non-interest Expense. Total non-interest expense increased $126,000 and $880,000, respectively, during the three and nine months ended June 30, 2000, as compared to the same periods in 1999 due primarily to increases in compensation and employee benefits and occupancy expense. Occupancy expense increased during the periods due to the opening of a new branch office in Lafayette, Louisiana.

Income Tax Expense. Income taxes remained relatively stable as a percentage of income before income taxes.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. At June 30, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                 Amount            Percent
                                                 ------            -------
                                              (In thousands)

Tangible capital                                $41,889             9.06%
Tangible capital requirement                      9,245             2.00
                                                -------             ----
Excess over requirement                         $32,644             7.06%
                                                =======             ====

Core capital                                    $41,889             9.06%
Core capital requirement                         18,490             4.00
                                                -------             ----
Excess over requirement                         $23,399             5.06%
                                                =======             ====

Risk based capital                              $45,207            17.03%
Risk based capital requirement                   21,231             8.00
                                                -------            -----
Excess over requirement                         $23,976             9.03%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of June 30, 2000, such borrowed funds totaled $102.8 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Key Operating Ratios

                                          At or For the Three Months Ended     At or For Nine Months Ended
                                                       June 30,                          June 30,
                                               2000(1)         1999(1)          2000(1)         1999(1)
                                               -------         -------          -------         -------
                                              (Unaudited)                       (Unaudited)
Return on average assets                         .85%            .85%            .82%            .84%
Return on average equity                        8.19%           7.05%           7.77%           6.88%
Average interest rate spread                    2.60%           2.92%           2.72%           2.82%
Nonperforming assets to total assets             .35%            .28%            .35%            .28%
Nonperforming loans to total loans               .42%            .38%            .42%            .38%
Average net interest margin                     3.17%           3.47%           3.26%           3.40%
Tangible book value per share                  $18.93          $17.62          $18.93          $17.62


-------------------------------------
(1)      Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     27   Financial Data Schedule*


          (b)  Reports on Form 8-K

               None.

---------------------------------
*        Electronic filing only.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TECHE HOLDING COMPANY



Date: August 8, 2000        By:  /s/ Patrick O. Little
                                 -------------------------------------------
                                 Patrick O. Little
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date: August 8, 2000        By:  /s/ J. L. Chauvin
                                 -------------------------------------------
                                 J. L. Chauvin
                                 Vice President and Chief Financial Officer
                                 (Principal Accounting Officer)