Form 10-K405
period 2000-09-30
TECHE HOLDING CO
filed 2000-12-29
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    September 30, 2000
                          --------------------------------------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission Number:  1-13712

                              TECHE HOLDING COMPANY
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      Louisiana                          72-1287456
----------------------------------------------        ---------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
  or organization)                                      Identification No.)

211 Willow Street                                            70538
----------------------------------------------        ---------------------
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code:     (337) 828-3212
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                Name of Each Exchange on which Registered
   ----------------------------       -----------------------------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on December 19, 2000, was $28.6 million (2,043,187 shares at $14.00 per share).

         As of December 19, 2000 there were issued and outstanding 2,502,327 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2000  Annual   Meeting  of
     Stockholders. (Part III)

                                      INDEX
PART I                                                                                        Page
                                                                                              ----
Item 1.     Business.........................................................................   1

Item 2.     Properties.......................................................................  21

Item 3.     Legal Proceedings................................................................  21

Item 4.     Submission of Matters to a Vote of Security Holders..............................  21

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............  21

Item 6.     Selected Financial Data..........................................................  21

Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.......................................................  21

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................  22

Item 8.     Financial Statements and Supplementary Data......................................  22

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure.....................................................................  22

PART III

Item 10.    Directors and Executive Officers of the Registrant...............................  22

Item 11.    Executive Compensation...........................................................  22

Item 12.    Security Ownership of Certain Beneficial Owners and Management...................  22

Item 13.    Certain Relationships and Related Transactions...................................  22

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................  22

                                     PART I

            Teche Holding Company (the "Company" or the "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

            These  forward-looking  statements  involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; and the success of the Company at managing the risks involved in the foregoing.

            The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

            The Company is a Louisiana corporation organized in December 1994 at the direction of Teche Federal Savings Bank (the "Bank" or "Teche Federal") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). References to the "Bank" or "Teche Federal" herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

            The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin and Terrebonne Parishes, Louisiana (the "primary market area"). Teche Federal conducts its business from its main office in Franklin, Louisiana, and twelve branch offices located in Morgan City, Bayou Vista, New Iberia (two offices), Lafayette (three offices), Breaux Bridge and Houma (three offices), and Thibodeaux, Louisiana. Subsequent to the fiscal year end, the Bank completed construction of a four lane drive-thru facility in Franklin, Louisiana at an approximate cost of $700,000. Additionally, in the first quarter of 2000, the Bank expects to complete construction of a $4.5 million retail banking, operations and administrative center located in New Iberia, Louisiana. The cost of these two projects will be amortized as a charge against earnings over approximately 45 years.

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                   At September 30,
                         -----------------------------------------------------------------------------------------------------
                                2000                 1999               1998                  1997               1996
                         --------------------  ---------------   -------------------   ------------------- -------------------
                                    Percent            Percent              Percent               Percent             Percent
                         Amount     of Total   Amount of Total     Amount   of Total     Amount   of Total   Amount   of Total
                         ------     --------   ------ --------     ------   --------     ------   --------   ------   --------
                                                                (Dollars in Thousands)
Residential real
estate mortgage loans:
  One- to four-family....$310,505    79.47%  $296,602   85.43%   $301,071    86.20%    $310,306    88.38%  $288,109    89.89%
  Construction/
    permanent loans......  10,821     2.77      4,620    1.33       3,873     1.11        2,381      .68      3,215     1.00
  Multi-family...........   1,186      .30      1,318     .38       1,934      .55        2,839      .81      3,006      .94
Commercial real
  estate loans...........   5,465     1.40      5,207    1.50       6,261     1.79        6,897     1.97      7,346     2.29
Land loans...............   8,173     2.09      5,501    1.58       1,604      .46        2,634      .75      2,844      .89

Consumer loans:
  Loans on savings
    accounts.............   4,960     1.27      5,166    1.49       5,881     1.69        5,984     1.70      5,657     1.76
  Other..................  49,624    12.70     28,767    8.29      28,643     8.20       20,049     5.71     10,343     3.23
                         --------   ------   --------  ------    --------   ------     --------   ------   --------   ------
       Total loans....... 390,734   100.00%   347,181  100.00%    349,267   100.00%     351,090   100.00%   320,520   100.00%
                                    ======             ======               ======                ======              ======
Less:
  Allowance for
    loan losses..........   3,630               3,537               3,515                 3,355               3,182
  Deferred loan
    fees, net............     592                 658                 580                   860               1,122
                         --------            --------            --------             ---------            --------
        Net loans........$386,512            $342,986            $345,172              $346,875            $316,216
                         ========            ========            ========               =======            ========

            Loan Maturity Tables. The following table sets forth the maturity of the Bank's residential construction and commercial real estate loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.


                                              Residential
                                             Construction/       Commercial
                                               Permanent         Real Estate
                                               ---------         -----------
Amounts due:
  1 year or less......................           $      -           $  721
                                                 --------           ------
  After 1 year:
    1 year to 5 years.................                  -              384
    More than 5 years.................             10,821            4,360
                                                 --------           ------
      Total due after
           September 30, 2000.........             10,821            5,465
                                                 --------           ------
      Total amount due................           $ 10,821           $5,465
                                                 ========           ======

            The following table sets forth the dollar amount of all loans due after September 30, 2001, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                 Floating or
                                  Fixed          Adjustable
                                  Rates           Rates (1)       Total
                                  -----           ---------       -----
                                              (In Thousands)

Residential construction........  $ 9,481          $1,340        $10,821
Commercial real estate..........    1,726           3,739          5,465
                                  -------          ------         ------
      Total.....................  $11,207          $5,079        $16,286
                                  =======          ======         ======

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

            The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $13.6 million of fixed-rate mortgage loans during the year ended September 30, 2000.

            The Bank also offers home equity loans on single family residences. At September 30, 2000, home equity mortgage loans totaled $33.5 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125.00% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

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

            Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi- family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2000 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $6.7 million with no single loan larger than $742,206.

         Land Loans. At September 30, 2000, the Bank had $8.2 million invested in residential lot loans to individuals.

            Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans, credit card loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

            Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2000, the Bank had $5.0 million of loans secured by deposits.

            Teche Federal also originates automobile and mobile home loans. At September 30, 2000, $5.4 million and $6.4 million consisted of automobile and mobile home loans, respectively.

            The Bank has a credit card program whereby customers are offered revolving credit through Teche Federal credit cards which are serviced by a third-party vender. At September 30, 2000, such credit cards had a balance of $1.6 million.

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

            Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $6.9 million as of September 30, 2000.

Non-Performing and Problem Assets

            General. Teche Federal's primary market area is dependent, to a certain extent, on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. In the mid-1980s, after sharp increases in interest rates, oil prices fell, causing severe economic problems in Louisiana and the Bank's primary market area. During this time, the Bank experienced a sharp increase in non-performing assets and real estate owned ("REO"). The Bank's primary market area has, to a certain extent, diversified somewhat since the mid-1980's, however, management continues to monitor its loan portfolio for appropriate underwriting standards.

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

                                                                           At September 30,
                                                    ------------------------------------------------------
                                                       2000       1999        1998         1997     1996
                                                    ---------   -------    --------    ---------  --------
                                                                        (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences .................................   $     793    $   609    $    640    $   1,028    $544
   All other mortgage loans .....................          76          -           -            -       -
 Consumer .......................................         144         51          83           88      15
                                                    ---------    -------    --------    ---------    ----
      Total .....................................   $   1,013    $   660    $    723    $   1,116    $559
                                                    =========    =======    ========    =========    ====

Accruing loans which are contractually past
due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences .................................           -          -           -            -       -
   All other mortgage loans .....................           -          -           -            -       -
 Consumer .......................................           -          -           -            -       -
                                                    ---------    -------    --------    ---------    ----
      Total .....................................   $       -    $     -    $      -    $       -    $  -
                                                    =========    =======    ========    =========    ====
Total non-performing loans ......................   $   1,013    $   660    $    723    $   1,116    $559
                                                    =========    =======    ========    =========    ====

Real estate owned ...............................   $     232    $   178    $    331    $      33    $ 46
                                                    =========    =======    ========    =========    ====
Total non-performing assets .....................   $   1,245    $   838    $  1,054    $   1,149    $605
                                                    =========    =======    ========    =========    ====

Total non-performing loans to total loans
  outstanding before allowance ..................         .28%       .19%        .20%         .31%    .17%
                                                    =========    =======    ========    =========    ====
Total non-performing loans to total assets ......         .21%       .15%        .18%         .27%    .15%
                                                    =========    =======    ========    =========    ====
Total non-performing assets to total assets .....         .26%       .19%        .26%         .28%    .16%
                                                    =========    =======    ========    =========    ====


            Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2000.

            The following table sets forth the types and dollar amounts of the Bank's loans which were more than 60 days delinquent as of September 30, 2000:


                                                                At
                                                        September 30, 2000
                                                        ------------------
                                                          (In Thousands)

Residential mortgage loans.......................              $942
Commercial real estate loans.....................                --
Land loans.......................................                14
Consumer loans...................................               191

            Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 2000, the Bank had REO with a net balance of $232,000.

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

                                                                      At September 30,(1)
                      --------------------------------------------------------------------------------------------------------------
                             2000                  1999                    1998                   1997              1996
                      --------------------- ------------------------ -------------------   -------------------  --------------------
                               Percent of               Percent of            Percent of           Percent of           Percent of
                                Loans to                 Loans to              Loans to             Loans to             Loans to
                      Amount   Total Loans   Amount   Total Loans    Amount  Total Loans   Amount  Total Loans  Amount  Total Loans
                      ----    -----------    ------   -----------    ------  -----------   ------  -----------  ------  -----------
                                                                   (Dollars in Thousands)
At end of year
allocated to:
One- to four-family... $2,742    79.47%      $2,664        85.43%    $2,600       86.20%   $2,558      88.38%   $2,426       89.89%
Multi-family and
  commercial
  real estate.........    121     1.70          121         1.88        246        2.34       437       2.78       414        3.23
Construction..........     16     2.77           15         1.33         24        1.11        26        .68        25        1.00
Consumer and
  other loans.........    751    16.06          737        11.36        645       10.35       334       8.16       317        5.88
                       ------   ------       ------       ------     ------      ------    ------     -------   ------      ------
Total allowance(1).... $3,630   100.00%      $3,537       100.00%    $3,515      100.00%   $3,355     100.00%   $3,182      100.00%
                       ======   ======       ======       ======     ======      ======    ======     ======    ======      ======

----------------------
(1)         Includes specific reserves for assets classified as loss.

            Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                      At September 30,
                                            -----------------------------------------------------------------
                                               2000          1999          1998          1997          1996
                                            ---------     ---------     ---------     ---------     ---------
                                                                   (Dollars in Thousands)
Total loans outstanding, net ............   $ 386,512     $ 342,986     $ 345,172     $ 346,875     $ 316,216
                                            =========     =========     =========     =========     =========

Average loans outstanding ...............   $ 382,173     $ 340,540     $ 349,769     $ 336,509     $ 283,962
                                            =========     =========     =========     =========     =========


Allowance balances (at beginning of year)   $   3,537     $   3,515     $   3,355     $   3,182     $   2,966
                                            ---------     ---------     ---------     ---------     ---------
Provision ...............................         120           150           180           240           300
                                            ---------     ---------     ---------     ---------     ---------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units ...........         (23)          (60)          (56)           (7)          (28)
  Construction loans ....................           -             -             -             -             -
  Multi-family and commercial
    real estate loans ...................           -             -             -             -             -
  Land loans ............................           -             -             -             -             -
  Other .................................         (66)         (112)           (8)          (69)          (59)
                                            ---------     ---------     ---------     ---------     ---------
      Total charge-offs .................         (89)         (172)          (64)          (76)          (87)
Recoveries
  Residential real estate mortgage loans:
    One- to four-family units ...........          19            38            18             9             3
  Construction loans ....................           -             -             -             -             -
Multi-family and commercial
     real estate loans ..................           -             -            22             -             -
  Land loans ............................           -             -             -             -             -
  Other .................................          43             6             4             -             -
                                            ---------     ---------     ---------     ---------     ---------
      Total recoveries ..................          62            44            44             9             3
                                            ---------     ---------     ---------     ---------     ---------
  Net (charge-offs) .....................         (27)         (128)          (20)          (67)          (84)
                                            ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of year) ......   $   3,630     $   3,537     $   3,515     $   3,355     $   3,182
                                            =========     =========     =========     =========     =========

Allowance for loan losses to total loans
  outstanding before allowance ..........         .93%         1.02%         1.01%          .96%         1.00%
Net loans charged off as a percent of
average loans outstanding before ........         .01%          .04%          .01%          .02%          .03%
allowance

Investment Activities

            General. To supplement lending activities, the Company invests in residential mortgage-backed securities, including collateralized mortgage obligations ("CMO's"), investment securities and interest- bearing deposits. These investments have historically consisted of investment securities issued by U.S.

government agencies and government-sponsored corporations. Such securities can serve as collateral for borrowings and, through repayments and maturities, as a source of liquidity.

            The Company is authorized to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and government-sponsored corporations, including securities issued by FHLMC, FNMA, and the Government National Mortgage Association, securities of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Company also has the authority to invest in commercial paper, corporate debt and/or equity securities and ARM funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.

            The Company's investments in mortgage-backed securities and CMO's includes securities issued by government agencies, private issuers and financial institutions. At September 30, 2000, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal-only securities. The CMO's held by the Company at September 30, 2000 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2000, the Bank had CMO's with an aggregate estimated market value of $22.2 million, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

            The following table sets forth the carrying value of the Company's investment portfolio, short- term investments and FHLB stock at the dates indicated.


                                                At September 30,
                                          ----------------------------
                                            2000     1999       1998
                                          -------   -------   -------
                                                 (In Thousands)

Investment securities issued by U.S. ..
  Government agencies and corporations    $ 3,385   $ 4,375   $ 4,478
FHLB Stock ............................     5,781     4,229     3,884
Mortgage-backed securities ............    30,949    26,277    26,526
CMO's .................................    22,181    32,042     4,694
Municipal obligations .................        93       201       246
Equity securities .....................       601       565       825
                                          -------   -------   -------
   Total investment and mortgage-backed
      securities ......................    62,990    67,689    40,653
Interest-bearing deposits .............       860     1,829     5,260
                                          -------   -------   -------
   Total investments ..................   $63,850   $69,518   $45,913
                                          =======   =======   =======

            Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2000.

                                                                As of September 30, 2000
                    ----------------------------------------------------------------------------------------------------------------
                     One Year or Less    One to Five Years  Five to Ten Years   More than Ten Years      Total Investments
                    ------------------  ------------------ -------------------  ------------------- --------------------------------
                    Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average Amortized Average Carrying Market
                      Cost      Yield     Cost     Yield     Cost      Yield     Cost      Yield    Cost     Yield    Value   Value
                     ------    -------   ------    ------   ------     ------   ------     ------  ------    ------   -----   -----
                                                                 (Dollars in Thousands)
Investment
  Securities
  available
  for sale.......... $3,391     6.20%  $      --       --% $     --      --%    $    --      --%  $  3,391    6.20% $ 3,385  $ 3,385
Mortgage-
  backed
  Securities
  available
  for sale(1).......  1,174     6.35%      5,275     6.20        92    7.54      24,879    6.24     31,420    6.24   30,949   30,949
CMO's held to
  maturity(1).......     --        --         --       --        --      --       2,601    8.01      2,574    8.01    2,574    2,607
CMO's available
  for sale(1).......     --        --         --       --        --      --      20,654    6.39     20,654    6.39   19,607   19,607
FHLB Stock..........     --        --         --       --        --      --          --      --      5,781    6.50    5,781    5,781
Municipal
  Obligations(2)....     --        --         93     5.06        --      --          --      --         93    5.06       93       93
Equity Securities...     --        --         --       --        --      --          --      --        539      --      601      601
                     ------            ---------           --------             -------           --------          -------  -------
      Total......... $4,565      6.24% $   5,368     6.18% $     92    7.54%    $48,134    6.40%  $ 64,452    6.33% $62,990  $63,023
                     ======            =========            =======             =======           ========          =======  =======

---------------------------
(1)  Does not assume prepayments.
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

Sources of Funds

            General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage- backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas.

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

            Non-interest bearing demand accounts constituted $18.7 million, or 6.0% of the Bank's deposit portfolio at September 30, 2000. Money market accounts and NOW accounts constituted $36.7 million, or 11.8% of the Bank's deposit portfolio at September 30, 2000. Regular savings accounts constituted $21.9 million, or 7.1% of the Bank's deposit portfolio at September 30, 2000. Certificates of deposit constituted $219.2 million or 70.7% of the deposit portfolio, including $50.6 million of which had balances of $100,000 and over. As of September 30, 2000, the Bank had no brokered deposits.

            Certificate Accounts of $100,000 and Above. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.


                                             Certificates
                                              of Deposit
                                              ----------           Weighted
                                            (In Thousands)       Interest Rate
                                                                 -------------
Maturity Period:
---------------
3 months or less........................        $ 8,025               5.23%
Over 3 through 6 months.................          7,532               5.56
Over 6 through 12 months................         13,721               6.01
Over 12 months..........................         21,322               6.34
                                                -------
Totals..................................        $50,600               5.96
                                                =======

Borrowings

            Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2000, Teche Federal had $111.9 million in advances outstanding from the FHLB of Dallas.

            The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:

                                                        At or For the Year Ended September 30,
                                                        --------------------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
                                                              (Dollars in Thousands)
FHLB advances:
  Average balance outstanding........................     $52,500    $39,100    $35,700
  Maximum amount outstanding at any
     month-end during the year.......................      60,700     47,300     38,100
  Balance outstanding at end of year.................      57,500     44,300     34,500
  Weighted average interest rate during the year.....        6.00%      5.00%      5.23%
  Weighted average interest rate at end of year......        6.60%      4.93%      4.85%

Subsidiary Activity

            The only subsidiary of the Company is Teche Federal Savings Bank.

            As of September 30, 2000, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $114,672. FISI was inactive at September 30, 2000.

Personnel

            As of September 30, 2000, the Bank had 156 full-time and 53 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

            Financial Modernization. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act"), which repealed the prohibitions against bank affiliations with securities and insurance firms. The GLB Act authorizes qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines financial in nature to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities, and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

            The GLB Act repeals the "unitary savings and loan holding company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. However, the GLB Act grandfathers from this provision companies that were already unitary savings and loan holding companies before May 4, 1999 or that result from an internal reorganization of such preexisting unitary holding companies. Since the Company was a unitary savings and loan holding company before May 4, 1999, it qualifies as a grandfathered unitary savings and loan holding company. Grandfathered unitary savings and loan holding companies have no restrictions on their activities at the holding company level. However, non-grandfathered unitary savings and loan holding companies may engage only in activities authorized for savings and loan holding companies under the Home Owners' Loan Act and in banking, securities, insurance and merchant banking activities permitted for financial holding companies under the GLB Act.

            The GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

            The GLB Act also enacts significant changes to the Federal Home Loan Bank System. The GLB Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. In addition, the GLB Act makes membership in a regional Federal Home Loan Bank voluntary for federal savings associations.

            Activities Restrictions. As a grandfathered unitary savings and loan holding company under the GLB Act, the Company is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries. However, if the Company were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owners' Loan Act applicable to multiple holding companies. See "Regulation of the Bank -- Qualified Thrift Lender Test."

            If the Company were to acquire control of another savings association, it would lose its grandfathered status under the GLB Act and its business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the acquiring company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

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

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

            Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings associations that receive the highest supervision rating for safety and soundness and 4% of total adjusted assets for all other associations, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's capital levels can be found at Note 17 to the Consolidated Financial Statements included as Exhibit 13 to this report.

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

            The OTS provides an interest rate sensitivity report of NPV to all institutions that file with the OTS a Consolidated Maturity & Rate Schedule ("CMR") as a part of the institution's quarterly Thrift Financial Report. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 300 basis points in 100 basis points increments. The OTS allows thrifts with under $1 billion in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the institution, to estimate the sensitivity of NPV.

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

            The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 2000.

                                                          NPV as % of PV
                         Net Portfolio Value                of Assets
                  -----------------------------------   -------------------
       Change                                             NPV
      in Rates    $ Amount    $Change(1)   %Change(2)   Ratio(3)  Change(4)
      --------    --------    ----------   ----------   --------  ---------
                 (Dollars in Thousands)
       +300 bp     27,381     -20,962          -43%       6.17%      -392
       +200 bp     34,916     -13,427          -28        7.66       -243
       +100 bp     41,914      -6,429          -13        8.97       -112
          0 bp     48,343                                10.09
       -100 bp     51,862       3,519            7       10.62         53
       -200 bp     52,064       3,721            8       10.53         43
       -300 bp     51,324       2,981            6       10.25         16

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


                                                   September 30,   September 30,
                                                        2000            1999
                                                  --------------  --------------

*** RISK MEASURES: 200 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets.....      10.09%          10.89%
Exposure Measure: Post-Shock NPV Ratio............       7.66%           7.41%
Sensitivity Measure: Change in NPV Ratio..........       -243 bp         -348 bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets................       2.80%           3.86%
Interest Rate Risk Capital Component ($000).......     $    0          $    0

            As the table shows, increases in interest rates would result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. (The Bank's NPV decreases by 28% if interest rates increase by 200 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

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

            Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2000, the Bank was in compliance with its QTL requirement with 90.6% of its assets invested in QTIs.

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
-----------------------------------

Properties

            The Bank operates from its main office located at 211 Willow Street, Franklin, Louisiana and twelve branch offices. The Bank's total investment in office property and equipment is $17.0 million with a net book value of $11.4 million at September 30, 2000. The Bank currently operates automated teller machines at most of its branch offices.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

            None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

            Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000 ("Annual Report") on page 3, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

            The above-captioned information appears under "Selected Financial Information" in the Annual Report on page 2, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

            The   above-captioned   information   appears   under   Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 4 through 9 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

            See Net Portfolio Value Analysis on pages 17 through 20 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

            The Consolidated Financial Statements of Teche Holding and its subsidiaries, together with the report thereon by Deloitte & Touche, LLP appears in the Annual Report on pages 10 through 28 and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

            None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

            The information contained under the section captioned "Proposal I - Election of Directors" at pages 4 to 8 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 20, 2001 (the "Proxy Statement"), which was filed with the Commission on December 11, 2000 and incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

            The information relating to executive compensation is incorporated herein by reference to the Proxy Statement at pages 8 through 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

            The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement at pages 3 through 5.

Item 13.  Certain Relationships and Related Transaction
-------------------------------------------------------

            The information relating to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement on pages 18 and 19.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)         The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                          PAGE
                                                                          ----
Independent Auditors' Report............................................    10
Consolidated Balance Sheets as of September 30, 2000 and 1999...........    11
Consolidated Statements of Income For the Years Ended
  September 30, 2000, 1999 and 1998.....................................    12
Consolidated Statements of Stockholders' Equity
  for the Years Ended September 30, 2000, 1999 and 1998.................    13
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000, 1999 and 1998..................................... 14-15
Notes to Consolidated Financial Statements.............................. 16-28

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

               3.1   Articles of Incorporation of Teche Holding Company*
               3.2   Bylaws of Teche Holding Company*
               4.0   Stock Certificate of Teche Holding Company*
              10.1   Form of Teche Federal Savings Bank Management Stock Plan**
              10.2   Form of Teche Holding Company 1995 Stock Option Plan**
              11.0   Statement regarding computation of earnings per share
                     (see Note 13 to the Notes to Consolidated Financial Statements in the Annual Report)
              13.0 Annual Report to Stockholders for the fiscal year ended September 30, 2000 21.0Subsidiary of the Registrant (see "Item 1 Business - Subsidiary Activity" herein)
              23.0   Independent Auditors' Consent
              27.0   Financial Data Schedule***

                  (b)  Reports on Form 8-K.

                            None.

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

                                               TECHE HOLDING COMPANY

Dated:  December 28, 2000             By:  /s/Patrick O. Little
                                           -------------------------------------
                                            Patrick O. Little
                                            President, Chief Executive
                                            Officer and Director
                                            (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 28, 2000.

By:     /s/Patrick O. Little                                 By:      /s/J. L. Chauvin
        --------------------------------------------                  ---------------------------------------------
        Patrick O. Little                                             J. L. Chauvin
        President, Chief Executive Officer                            Vice President and Treasurer
          and Director                                                (Principal Financial Officer)
        (Principal Executive Officer)


By:     /s/W. Ross Little                                    By:
        --------------------------------------------                  ---------------------------------------------
        W. Ross Little                                                Robert Earl Mouton
        Chairman of the Board                                         Director


By:     /s/Mary Coon Biggs                                   By:      /s/Christian L. Olivier
        --------------------------------------------                  ---------------------------------------------
        Mary Coon Biggs                                               Christian L. Olivier
        Director                                                      Director


By:     /s/Virginia Kyle Hine                                By:      /s/W. Ross Little, Jr.
        --------------------------------------------                  ---------------------------------------------
        Virginia Kyle Hine                                            W. Ross Little, Jr.
        Director                                                      Director and Secretary


By:     /s/Henry L. Friedman                                 By:      /s/Thomas F. Kramer, M.D.
        --------------------------------------------                  ---------------------------------------------
        Henry L. Friedman                                             Thomas F. Kramer, M.D.
        Director                                                      Director


By:     /s/Donelson T. Caffery, Jr.
        --------------------------------------------
        Donelson T. Caffery, Jr.
        Director
