Form 10-Q
period 2000-12-31
TECHE HOLDING CO
filed 2001-02-13
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

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

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 7, 2001

         Class                                          2,506,059
-------------------------------                 ----------------------------
$.01 par value common stock                        Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

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

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         At                  At
                                                                                    December 31,        September 30,
                                                                                        2000                2000*
                                                                                     -----------         ------------
                                                                                     (unaudited)
ASSETS
Cash and cash equivalents....................................................            $10,359              $10,384
Certificates of deposit......................................................                  -                    -
Securities available-for-sale, at estimated
  market value (amortized cost of $56,261 and $56,097).......................             55,766               54,635
Securities held to maturity (estimated market value of $3,416)...............                  -                2,574
Loans receivable, net of allowance for loan losses
  of $3,569 and $3,630.......................................................            389,242              386,512
Accrued interest receivable..................................................              2,476                2,404
Investment in Federal Home Loan Bank stock, at cost..........................              5,876                5,781
Real estate owned, net.......................................................                146                  232
Prepaid expenses and other assets............................................                558                  649
Premises and equipment, at cost less accumulated depreciation................             12,218               11,356
                                                                                        --------             --------
      TOTAL ASSETS...........................................................           $476,641             $474,527
                                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................           $311,986             $309,896
Advances from Federal Home Loan Bank.........................................            110,563              111,853
Advance payments by borrowers for taxes and insurance........................              1,316                1,625
Accrued interest payable.....................................................                483                  685
Accounts payable and other liabilities.......................................              2,447                1,847
                                                                                        --------             --------
      Total liabilities......................................................            426,795              425,906
                                                                                        --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,233,350 shares issued......................................                 42                   42
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                  -                    -
  Additional paid in capital.................................................             42,227               42,221
  Retained earnings..........................................................             33,992               33,417
  Unearned ESOP shares.......................................................             (1,338)              (1,421)
  Unearned Compensation (MSP)................................................                  -                  (41)
  Treasury stock 1,738,000 and 1,731,000 shares, at cost.....................            (24,757)             (24,652)
  Unrealized (loss) on securities available-for-sale, net of
    deferred income taxes....................................................               (320)                (945)
                                                                                        --------             --------
      Total stockholders' equity.............................................             49,846               48,621
                                                                                        --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          CAPITAL............................................................           $476,641             $474,527
                                                                                        ========             ========

---------------------
* The consolidated balance sheet at September 30, 2000 has been taken from the audited balance sheet at that date.

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                            For Three Months ended
                                                                 December 31,
                                                               2000         1999
                                                             ------       ------
INTEREST INCOME:
  Interest and fees on loans .........................       $7,813       $6,701
  Interest and dividends on investments ..............        1,018        1,089
  Other interest income ..............................           55           38
                                                             ------       ------
                                                              8,886        7,828
                                                             ------       ------
INTEREST EXPENSE:
  Deposits ...........................................        3,632        3,223
  Advances from Federal Home Loan Bank ...............        1,851        1,135
                                                             ------       ------
                                                              5,483        4,358
                                                             ------       ------
NET INTEREST INCOME ..................................        3,403        3,470
PROVISION FOR LOAN LOSSES ............................           15           30
                                                             ------       ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ....................................        3,388        3,440
                                                             ------       ------
NON-INTEREST INCOME:
  Service charges and other ..........................        1,498        1,204
  Other income .......................................           40           74
                                                             ------       ------
TOTAL NON-INTEREST INCOME ............................        1,538        1,278
                                                             ------       ------
NON-INTEREST EXPENSE:
  Compensation and employee benefits .................        1,656        1,614
  Occupancy expense ..................................          813          763
  Marketing and professional .........................          382          261
  Other operating expenses ...........................          747          750
                                                             ------       ------
      Total non-interest expense .....................        3,598        3,388
                                                             ------       ------
INCOME BEFORE INCOME TAXES ...........................        1,328        1,330
                                                             ------       ------
INCOME TAXES .........................................          458          466
                                                             ------       ------
NET INCOME ...........................................       $  870       $  864
                                                             ======       ======
BASIC INCOME PER COMMON SHARE ........................       $ 0.37       $ 0.36
                                                             ======       ======
DILUTED INCOME PER COMMON SHARE ......................       $ 0.37       $ 0.36
                                                             ======       ======
DIVIDENDS DECLARED PER COMMON SHARE ..................       $ 1.25       $0.125
                                                             ======       ======

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          For the Three Months
                                                                           Ended December 31,
                                                                          --------------------
                                                                            2000        1999
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................   $    870    $    864
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ................................        (19)        (25)
      Provision for loan losses .......................................         15          30
      Depreciation ....................................................        289         283
      Accretion of deferred loan fees and other .......................         (8)        (17)
      Accretion of discounts on loans .................................        (12)        (16)
      Other items - net ...............................................        291           5
                                                                          --------    --------
          Net cash provided by operating activities ...................      1,426       1,124

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale ...........................         --      (1,995)
  Proceeds from maturities of investment securities available for sale          --       1,000
  Principal repayments of mortgage-backed securities available for sale      2,429       2,321
  Net loan originations ...............................................     (2,725)     (6,024)
  Investment in FHLB stock ............................................        (95)       (487)
  Purchase of premises and equipment ..................................     (1,151)       (218)
  Purchase of securities held to maturity .............................         --      (3,416)
                                                                          --------    --------
      Net cash used in investing activities ...........................     (1,542)     (8,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits .................................      2,090      (1,208)
  Net increase (decrease) in FHLB advances ............................     (1,290)     14,384
  Net decrease in advance payments by borrowers for
    taxes and insurance ...............................................       (309)       (410)
  Dividends paid ......................................................       (295)       (296)
  Purchase of common stock for treasury ...............................       (105)     (2,718)
                                                                          --------    --------
      Net cash provided by financing activities .......................         91       9,752
                                                                          --------    --------

NET INCREASE (DECREASE) IN CASH .......................................        (25)      2,057
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................     10,384      10,292
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................   $ 10,359    $ 12,349
                                                                          ========    ========

See Notes to Unaudited Financial Statements.

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 2000 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.


NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2000 and 1999.

                                                               2000        1999
                                                            ---------   ---------
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share ......................   2,347,182   2,410,790
Effect of dilutive securities:
  Stock options .........................................          --          --
  MSP stock grants ......................................      14,900      18,942
                                                            ---------   ---------
Weighted  average  number of common shares
outstanding  plus effect of dilutive securities - used in
computation of diluted net income per common share ......   2,362,082   2,429,732
                                                            =========   =========

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three months ended December 31, 2000 and 1999.



                                                         2000         1999
                                                         ----         ----

Net income                                              $  870       $  864
Other comprehensive income
  (loss), net of tax                                       625         (617)
                                                        ------       ------
Total Comprehensive Income                              $1,495       $  247
                                                         =====       ======


NOTE 5 - DERIVATIVE INSTRUMENTS

Effective October 1, 2000, the Company adopted SFAS No. 133. The statement was issued in June 1998 and requires the Company to recognize all derivatives as either assets or liabilities in the Company's balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specially designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Further, SFAS No. 133 permitted, at the time of implementation, the reclassification of securities currently classified as held-to-maturity without calling into question the Company's original intent.

The Company is not currently engaged in any significant activities with derivatives; therefore, management believes that the impact of the adoption of this Statement is not significant. However, at the time of implementation of this Statement, the Company reclassified its held-to-maturity portfolio to its available- for-sale portfolio. The securities that were transferred to available-for-sale had an amortized cost of $2,574,000 and unrealized gross gains of $33,000 ($22,000 net of income taxes) at October 1, 2000.

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

The Company's total assets at December 31, 2000 and September 30, 2000 totaled $476.6 million and $474.5 million, respectively, an increase of $2.1 million or 0.4%.

Securities available-for-sale totaled $55.8 million at December 31, 2000, which represents an increase of $1.1 million or 2.0% as compared to September 30, 2000. Securities held to maturity at September 30, 2000 totaling $2.6 million were reclassified during this quarter as available-for-sale as a result of the adoption of SFAS No. 133. No securities are classified as held to maturity at December 31, 2000.

Loans receivable totaled $389.2 million at December 31, 2000 which represented a $2.7 million or 0.7% increase compared to September 30, 2000.

Total deposits, after interest credited, at December 31, 2000 were $312.0 million which represents an increase of $2.1 million or 0.7% as compared to September 30, 2000.

Advances decreased $1.3 million or 1.2% as compared to the amount at September 30, 2000.

Stockholders' equity increased to $49.8 million at December 31, 2000, from $48.6 million at September 30, 2000, primarily as a result of an increase in the market value of securities available- for-sale and earnings during the quarter.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND
1999

Net Income. The Company had net income of $870,000 for the three months ended December 31, 2000 as compared to net income of $864,000 for the three month period ended December 31, 1999. Earnings for the three months ended December 31, 2000 represent an increase of $6,000 compared to 1999. This decrease was primarily due to increased non-interest income, offset somewhat by an increase in non- interest expense.

Total Interest Income. Total interest income increased by $1.1 million or 14.1% to $8.9 million for the three months ended December 31, 2000, from $7.8 million for the three months ended December 31, 1999, due primarily to an increase in the average balance of loans receivable. Interest income on loans increased $1.1 million to $7.8 million for the period ended December 31, 2000 from $6.7 million for the period ended December 31, 1999. The average yield on loans increased to 8.0% for the three months ended December 31, 2000 from 7.68% for the same period in 1999, and the average yield on investment and mortgage-backed securities increased to 6.55% for December 2000 from 6.26% for 1999.

Total Interest Expense. Total interest expense increased $1.1 million or 25%, to $5.5 million for the 2000 period from $4.4 million for the December 1999 period, due primarily to an increase in average interest bearing liabilities and an increase in the average interest rates paid on deposits and advances.

Net Interest Income. Net interest income decreased $67,000 for the three month period ended December 31, 2000 as compared to the same period ended December 31, 1999 due primarily to an increase in average balances of and rates paid on deposits and advances.

Provision for Loan Losses. The provision for loan losses was $15,000 and $30,000 for the periods.

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

Non-interest Income. Total non-interest income increased by $260,000 from $1.2 million in the three month period ended December 31, 1999 to $1.5 million in the three month period ended December 31, 2000. This increase is due primarily to the increase of service fee income associated with increased demand account volume.

Non-interest Expense. Total non-interest expense increased by $210,000 or 6.2% over the periods compared. This increase was due primarily to an increase in marketing and professional expenses.

Gain on Sale of Securities. The Company had no gain on the sale of securities during the periods.

Income Tax Expense. Income taxes remained relatively constant at about 35% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. At December 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:


                                               Amount          Percent
                                               ------          -------
                                            (In thousands)

Tangible capital...........................    $44,130         9.27%
Tangible capital requirement...............      9,520         2.00%
                                               -------        -----
Excess over requirement....................    $34,610         7.27%
                                               =======        =====

Core capital...............................    $44,130         9.27%
Core capital requirement...................     19,039         4.00%
                                               -------        -----
Excess over requirement....................    $25,091         5.27%
                                               =======        =====

Risk based capital.........................    $47,567        17.04%
Risk based capital requirement.............     22,332         8.00%
                                               -------        -----
Excess over requirement....................    $25,235         9.04%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed securities principal. The Bank has also borrowed funds from the Federal Home Loan Bank of Dallas ("FHLB") and other sources. As of December 31, 2000, FHLB borrowed funds totaled $110.6 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2000.

Additional Key Operating Ratios


                                                    At or For the Three
                                                        Months Ended
                                                         December 31,
                                                    2000(1)      1999(1)
                                                    -------      -------
                                                        (Unaudited)

Return on average assets..................           0.73%         0.79%
Return on average equity..................           7.06%         7.32%
Average interest rate spread..............           2.37%         2.76%
Nonperforming assets to total assets......           0.32%         0.22%
Nonperforming loans to total loans........           0.35%         0.22%
Average net interest margin...............           2.99%         3.31%
Tangible book value per share.............         $19.98        $18.12

---------------
(1)  Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II


ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

                  Not applicable.

                  (b) Reports on Form 8-K

                          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TECHE HOLDING COMPANY



Date: February 13, 2001             By: /s/Patrick O. Little
                                        ----------------------------------------
                                         Patrick O. Little
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: February 13, 2001             By:  /s/J.L. Chauvin
                                        ----------------------------------------
                                         J. L. Chauvin
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)