Form 10-Q
period 2001-03-31
TECHE HOLDING CO
filed 2001-05-15
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                               ------------------------------------------------
                                                 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
                               -----------------------------    --------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                    72-128746
-------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. employer identification no.)
 of incorporation or organization)

211 Willow Street, Franklin, Louisiana                          70538
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (337) 828-3212
                                                   ---------------------
                                      N/A
--------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001.

          Class                                      Outstanding
------------------------------------              -------------------
$.01 par value common stock                           2,462,659

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                          At                  At
                                                                                       March 31,         September 30,
                                                                                         2001                2000*
                                                                                  ------------------  -----------------
                                                                                  (unaudited)
ASSETS
Cash and cash equivalents....................................................           $ 17,466             $ 10,384
Securities available-for-sale, at estimated
  market value (amortized cost of $49,613 and $56,097).......................             49,851               54,635
Securities held to maturity (estimated market value of $2,607)...............                 --                2,574
Loans receivable, net of allowance for loan losses
  of $3,569 and $3,630)......................................................            388,444              386,512
Accrued interest receivable..................................................              2,399                2,404
Investment in Federal Home Loan Bank stock, at cost..........................              5,958                5,781
Real estate owned, net.......................................................                316                  232
Prepaid expenses and other assets............................................                606                  649
Premises and equipment, at cost less accumulated depreciation................             12,606               11,356
                                                                                       ---------            ---------
      TOTAL ASSETS...........................................................          $ 477,646            $ 474,527
                                                                                       =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................          $ 322,934            $ 309,896
Advances from Federal Home Loan Bank.........................................             99,778              111,853
Advance payments by borrowers for taxes and insurance........................              1,362                1,625
Accrued interest payable.....................................................                579                  685
Accounts payable and other liabilities.......................................              2,370                1,847
                                                                                       ---------            ---------
      Total liabilities......................................................            427,023              425,906

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,288,000 shares issued......................................                 42                   42
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                 --                   --
  Additional paid in capital.................................................             43,016               42,221
  Retained earnings..........................................................             34,721               33,417
  Unearned ESOP shares.......................................................             (1,255)              (1,421)
  Unearned Compensation (MSP)................................................                 --                  (41)
  Treasury stock - 1,815,000 and 1,731,000 shares, at cost...................            (26,061)             (24,652)
  Unrealized (loss) on securities available-for-sale, net of
    deferred income taxes....................................................                160                 (945)
                                                                                       ---------            ---------
      Total stockholders' equity.............................................             50,623               48,621
                                                                                       ---------            ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................          $ 477,646            $ 474,527
                                                                                       =========            =========

---------------------

* The consolidated balance sheet at September 30, 2000 has been taken from the audited balance sheet at that date.

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                            For Three Months            For Six Months
                                             Ended March 31,            Ended March 31,
                                          -----------------------   -----------------------
                                             2001         2000         2001         2000
                                          ----------   ----------   ----------   ----------
INTEREST INCOME
  Interest and fees on loans ..........   $    7,879   $    6,903   $   15,692   $   13,604
  Interest and dividends on investments          938        1,091        1,957        2,180
  Other interest income ...............           53           49          109           87
                                          ----------   ----------   ----------   ----------
                                               8,870        8,043       17,758       15,871
                                          ----------   ----------   ----------   ----------
INTEREST EXPENSE:
  Deposits ............................        3,587        3,179        7,219        6,402
  Advances from Federal Home Loan Bank         1,691        1,350        3,542        2,485
  Other borrowed money ................            -            -            -            -
                                          ----------   ----------   ----------   ----------
                                               5,278        4,529       10,761        8,887
                                          ----------   ----------   ----------   ----------

NET INTEREST INCOME ...................        3,592        3,514        6,997        6,984
PROVISION FOR LOAN LOSSES .............           15           30           30           60
                                          ----------   ----------   ----------   ----------
                                               3,577        3,484        6,967        6,924
                                          ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES

NON-INTEREST INCOME:
  Service charges and other ...........        1,562        1,189        3,060        2,393
  Gain on sale of real estate owned ...            1           47            3           54
  Gain on sale of fixed assets ........            0           85            0           85
  Other income ........................           42           49           75          116
                                          ----------   ----------   ----------   ----------
TOTAL NON-INTEREST INCOME .............        1,605        1,370        3,138        2,648
                                          ----------   ----------   ----------   ----------

Gain on sale of securities ............           66            -           66            -

NON-INTEREST EXPENSE:
  Compensation and employee benefits ..        1,694        1,716        3,351        3,330
  Occupancy expense ...................          805          740        1,618        1,503
  Marketing and professional ..........          347          281          729          542
  Other operating expenses ............          921          744        1,663        1,494
                                          ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE ......        3,767        3,481        7,361        6,869
                                          ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES ............        1,481        1,373        2,810        2,703
                                          ----------   ----------   ----------   ----------
INCOME TAXES ..........................          511          453          970          919
                                          ----------   ----------   ----------   ----------
NET INCOME ............................   $      970   $      920   $    1,840   $    1,784
                                          ==========   ==========   ==========   ==========
BASIC EARNINGS PER COMMON SHARE .......   $      .41   $      .40   $      .78   $      .75
                                          ==========   ==========   ==========   ==========
DILUTED EARNINGS PER COMMON SHARE .....   $      .40   $      .39   $      .77   $      .75
                                          ==========   ==========   ==========   ==========

SHARES OUTSTANDING FOR EPS
CALCULATIONS
          BASIC .......................    2,374,000    2,326,000    2,360,000    2,369,000
          DILUTED .....................    2,430,000    2,339,000    2,396,000    2,385,000


See notes to unaudited consolidated financial statements

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           For the Six Months
                                                                            Ended March 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $  1,840    $  1,784
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................        (36)        (41)
      Provision for loan losses ......................................         30          60
      Depreciation ...................................................        582         555
      Accretion of deferred loan fees and other ......................          9         (31)
      Accretion of discounts on loans ................................        (42)        (42)
      Other items - net ..............................................        775         308
                                                                         --------    --------
          Net cash provided by operating activities ..................      3,158       2,593
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale ...............          -      (1,995)
  Proceeds from maturities of investment securities available for sale      3,391       1,010
  Principal repayments on mortgage-backed securities available
    for sale .........................................................      5,499       4,595
  Loans originated, net of repayments ................................     (1,928)    (17,845)
  Investment in FHLB stock ...........................................       (177)       (807)
  Purchase of premises and equipment .................................     (1,832)       (327)
  Sales of investment securities available-for-sale ..................        270           -
  Purchase of mortgage-backed securities held to maturity ............          -      (3,416)
  Proceeds of sales of premises and equipment ........................          -         595
  Principal repayments on mortgage-backed securities held to maturity           -         273
                                                                         --------    --------
      Net cash provided by (used in) investing activities ............      5,223     (17,917)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................     13,038       1,221
  Net (decrease) increase in FHLB advances ...........................    (12,075)     19,812
  Net (decrease) increase in advance payments by borrowers for
    taxes and insurance ..............................................       (263)       (261)
  Dividends paid .....................................................       (590)       (588)
  Purchase of common stock for treasury ..............................     (1,409)     (3,184)
                                                                         --------    --------
      Net cash provided by (used in) financing activities ............     (1,299)     17,000
                                                                         --------    --------

NET INCREASE IN CASH .................................................      7,082       1,676
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................     10,384      10,292
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...............................   $ 17,466    $ 11,968
                                                                         ========    ========

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 2001 and 2000 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2001 and 2000.


                                                            Three Months Ended                Six Months Ended
                                                                March 31,                        March 31,
                                                        ----------------------------  ---------------------------
                                                          2001            2000            2001            2000
                                                        ------------    ------------  -----------     -----------
                                                                           (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share..................       2,374           2,326            2,360           2,369
Effective of dilutive securities:
  Stock options.....................................           -               -               28               -
  MSP stock grants..................................          56              13                8              16
                                                        --------        --------         --------        --------
Weighted  average  number of common shares
  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share.......................       2,430           2,339            2,396           2,385
                                                        ========        ========         ========        ========


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the six months ended March 31, 2001 and 2000.


                                                2001          2000
                                              --------      --------
Net income                                    $ 1,840       $ 1,784
Other comprehensive income (loss), net
of tax                                          1,105          (478)
                                              -------       -------
Total Comprehensive Income                    $ 2,945       $ 1,306
                                              =======       =======


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The  Company  may  from  time  to time  make  written  or oral  "forward-looking statements" including statements contained in this Report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, expectations, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

Comparison of Financial Condition at March 31, 2001 and September 30, 2000

The Company's total assets at March 31, 2001 and September 30, 2000 totaled $477.6 million and $474.5 million, respectively, an increase of $3.1 million or 0.7%.

Securities available-for-sale totaled $49.9 million at March 31, 2001, which represents a decrease of $4.8 million or 8.8% as compared to September 30, 2000, primarily due to maturities of investment securities and repayments of mortgage backed securities, net of the effect of the $2.6 million reclassification of investments from the held to maturity portfolio as discussed in note 5 to the unaudited consolidated financial statements.

Loans receivable totaled $388.4 million at March 31, 2001 which represented an increase of $1.9 million or 0.5% compared to September 30, 2000. This increase was primarily due to increased loan originations during the period.

Total deposits increased to $322.9 million at March 31, 2001, an increase of $13.0 million or 4.2% as compared to September 30, 2000.

Advances from the Federal Home Loan Bank ("FHLB") decreased $12.1 million or 10.8% to $99.8 million at March 31, 2001 from $111.9 million at September 30, 2000. Short term advances were paid down as deposits increased. As a part of the Bank's interest rate risk management strategy, during the period March 30, 2000 through January 3, 2001, $37.5 million of short term FHLB advances were refinanced to amortize over a longer term. Of these advances, $29.5 million have a 30 year amortization.

These advances can be prepaid at any time after five years without penalty. Additionally, $8.0 million of short term advances were refinanced to amortize over 15 years with no prepayment option.

Stockholders' equity increased to $50.6 million at March 31, 2001, from $48.6 million at September 30, 2000, primarily due to earnings and an increase in the market value of securities available-for-sale, offset somewhat by stock repurchased. During the six month period, the Company repurchased 82,650 shares at an average price of approximately $16.75 per share.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2001 and 2000

Net Income. The Company had net income of $970,000 or $0.40 per diluted share, and $1,840,000 or $0.77 per share, for the three and six months ended March 31, 2001 as compared to net income of $920,000 or $0.39 per share, and $1,784,000 or $0.75 per share, for the three and six month periods ended March 31, 2000, respectively.

Total Interest Income. Total interest income increased by $827,000 or 10.3% and $1,887,000 or 11.9% for the three and six months ended March 31, 2001, respectively, as compared to the same periods ending March 31, 2000 due primarily to a $40 million increase in the average balances of loans for the six month period ended March 31, 2001. The average yield on loans increased to 8.00% for the six months ended March 31, 2001 from 7.72% for the same period in 2000.

Total Interest Expense. Total interest expense increased $749,000 or 16.5% and $1,874,000 or 21.1%, respectively, for the three and six month periods primarily due to a $20 million increase in the average balance of advances from the Federal Home Loan Bank for the six months ended March 31, 2001 and an increase in the average rates paid on interest bearing liabilities to 5.37% in 2001 from 4.75% in 2000.

Net Interest Income. Net interest income remained relatively stable, increasing 2.2% and 0.2% for the three and six month periods ended March 31, 2001, as compared to the same periods ended March 31, 2000.

Provision for Loan Losses. The provision for loan losses decreased $15,000 and $30,000, respectively, for the three and six month periods ended March 31, 2001, as compared to the same periods in 2000, due primarily to management's assessment of the performance of the loan portfolio and the types and amount of loans made during the periods.

Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb possible losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses. These estimates are made at least every quarter and there has been no significant change in the company's estimation methods during the current period.

Management's judgment as to the level of the allowance for loan losses involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank's historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. In recent years, the Bank's charge-offs have been low and, consequently, additions to the allowance have been more reflective of other qualitative factors such as the types of loans added during the period and statistical analysis of local and national charge-off percentages.

Non-Interest Income. Total non-interest income increased $235,000 and $490,000 for the three and six month periods ended March 31, 2001, primarily due to a 31.4% and a 27.9% increase in service charges and other fees, as compared to the same periods in 2000. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Gain on Sale of Securities. The Company realized a gain of $66,000 in the three and six month periods ended March 31, 2001 from the sale of equity securities.

Non-Interest Expense. Total non-interest expense increased $286,000 and $492,000, respectively, during the three and six months ended March 31, 2001, as compared to the same periods in 2000 due primarily to increases in occupancy expense, marketing and professional and other operating expenses. These increases are reflective of the Company's increased investment in branches, increased marketing activities and normal inflationary effects.

Income Tax Expense. Income taxes remained relatively stable at approximately 34% to 35% of income before income taxes.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. As of March 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                   Amount            Percent
                                                   ------            -------
                                                       (In thousands)

Tangible capital..........................         $44,672            9.37%
Tangible capital requirement..............           9,535            2.00%
                                                   -------            ----
Excess over requirement...................         $35,137            7.37%
                                                   =======            ====

Core capital..............................         $44,672            9.37%
Core capital requirement..................          19,069            4.00%
                                                   -------            ----
Excess over requirement...................         $25,603            5.37%
                                                   =======            ====

Risk based capital.............................    $48,034           17.10%
Risk based capital requirement.................     22,474            8.00%
                                                   -------            ----
Excess over requirement........................    $25,560            9.10%
                                                   =======            ====

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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 2001, such borrowed funds totaled $99.8 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the year ended September 30, 2000.

Key Operating Ratios


                                                At or For the Three Months                At or For Six Months
                                                            Ended                                Ended
                                                          March 31,                            March 31,
                                                -----------------------------           ------------------------
                                                   2001(1)            2000(1)           2001(1)          2000(1)
                                                ----------            -------           -------          -------
                                                         (Unaudited)                          (Unaudited)
Return on average assets................             0.86%             0.83%             0.80%            0.81%
Return on average equity................             8.17%             7.95%             7.61%            7.63%
Average interest rate spread............             2.53%             2.78%             2.44%            2.76%
Nonperforming assets to total assets....             0.30%             0.19%             0.27%            0.19%
Nonperforming loans to total loans......             0.29%             0.24%             0.29%            0.24%
Average net interest margin.............             3.17%             3.31%             3.08%            3.31%
Tangible book value per share...........           $20.47            $18.52            $20.47           $18.52

----------------------------------------
(1)      Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.             LEGAL PROCEEDINGS

                    Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.             CHANGES IN SECURITIES

                    Not applicable.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

                    Not applicable.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    On January 17, 2001, the Company held its annual meeting of stockholders and the following items were presented:

                    Election  of  Directors:  Patrick  O.  Little,  Donelson  T.
                    Caffery, Jr. and Virginia Kyle Hine were reelected as directors for terms of three years ending in 2004 and until their successors are elected and qualified. Mr. Little received 2,358,724 votes in favor and 106,352 votes were withheld. Mr. Caffery received 2,363,020 votes in favor and 102,056 votes were withheld. Ms. Hine received 2,363,420 votes in favor and 101,656 votes were withheld.

                    Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 2001 fiscal year: Deloitte & Touche LLP was ratified as the Company's auditors with 2,436,876 votes for, 1,056 votes against, and 27,144 abstentions.

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


                          TECHE HOLDING COMPANY



Date: May 15, 2001           By:      /s/Patrick O. Little
                                      -----------------------------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: May 15, 2001           By:      /s/J. L. Chauvin
                                      ------------------------------------------
                                      J. L. Chauvin
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)