Form 10-Q
period 2001-06-30
TECHE HOLDING CO
filed 2001-08-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 2001
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                     72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                   70538
--------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (337) 828-3212
                                                   -----------------------------

                                      N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2001.

             Class                                           Outstanding
------------------------------------                     -------------------
$.01 par value common stock                                   2,449,737

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       At             At
                                                                    June 30,     September 30,
                                                                      2001           2000*
                                                                   -----------   -------------
                                                                   (unaudited)
ASSETS
Cash and cash equivalents .......................................   $  14,972    $  10,384
Securities available-for-sale, at estimated
  market value (amortized cost of $44,413 and $56,097) ..........      44,448       54,635
Securities held to maturity .....................................          --        2,574
Loans receivable, net of allowance for loan losses
  of $3,453 and $3,630) .........................................     386,994      386,512
Accrued interest receivable .....................................       2,363        2,404
Investment in Federal Home Loan Bank stock, at cost .............       4,733        5,781
Real estate owned, net ..........................................         113          232
Prepaid expenses and other assets ...............................         428          649
Premises and equipment, at cost less accumulated depreciation ...      13,418       11,356
                                                                    ---------    ---------
      TOTAL ASSETS ..............................................   $ 467,469    $ 474,527
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ........................................................   $ 333,143    $ 309,896
Advances from Federal Home Loan Bank ............................      78,594      111,853
Advance payments by borrowers for taxes and insurance ...........       1,472        1,625
Accrued interest payable ........................................         630          685
Accounts payable and other liabilities ..........................       2,729        1,847
                                                                    ---------    ---------
      Total liabilities .........................................     416,568      425,906

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,303,000 shares issued .........................          42           42
  Preferred stock, 5,000,000 shares authorized;
    none issued .................................................          --           --
  Additional paid in capital ....................................      43,140       42,221
  Retained earnings .............................................      35,539       33,417
  Unearned ESOP shares ..........................................      (1,172)      (1,421)
  Unearned Compensation (MSP) ...................................          --          (41)
  Treasury stock - 1,850,000 and 1,731,000 shares, at cost ......     (26,671)     (24,652)
  Unrealized gain (loss) on securities available-for-sale, net of
    deferred income taxes........................................          23         (945)
                                                                    ---------    ---------
      Total stockholders' equity ................................      50,901       48,621
                                                                    ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $ 467,469    $ 474,527
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

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                              For Three Months          For Nine Months
                                               Ended June 30            Ended June 30,
                                          -----------------------   -----------------------
                                              2001         2000         2001         2000
                                          ----------   ----------   ----------   ----------
INTEREST INCOME
  Interest and fees on loans ..........   $    7,926   $    7,188   $   23,618   $   20,792
  Interest and dividends on investments          800        1,144        2,757        3,324
  Other interest income ...............           93           55          202          142
                                          ----------   ----------   ----------   ----------
                                               8,819        8,387       26,577       24,258
                                          ----------   ----------   ----------   ----------
INTEREST EXPENSE:
  Deposits ............................        3,621        3,274       10,840        9,676
  Advances from Federal Home Loan Bank         1,472        1,632        5,014        4,117
  Other borrowed money ................           --           --           --           --
                                          ----------   ----------   ----------   ----------
                                               5,093        4,906       15,854       13,793
                                          ----------   ----------   ----------   ----------
NET INTEREST INCOME ...................        3,726        3,481       10,723       10,465
PROVISION FOR LOAN LOSSES .............           15           30           45           90
                                          ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES .....................        3,711        3,451       10,678       10,375
                                          ----------   ----------   ----------   ----------

NON-INTEREST INCOME:
  Service charges and other ...........        1,693        1,412        4,753        3,805
  Gain on sale of real estate owned ...           17           --           20           54
  Gain on sale of fixed assets ........           19           --           19           85
  Other income ........................           34           58          109          174
                                          ----------   ----------   ----------   ----------
TOTAL NON-INTEREST INCOME .............        1,763        1,470        4,901        4,118
                                          ----------   ----------   ----------   ----------

Gain on sale of securities ............           29           --            95          --

NON-INTEREST EXPENSE:
  Compensation and employee benefits ..        1,630        1,657        4,981        4,987
  Occupancy expense ...................          944          777        2,562        2,280
  Marketing and professional ..........          384          258        1,113          800
  Other operating expenses ............          772          740        2,436        2,234
                                          ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE ......        3,730        3,432       11,092       10,301
                                          ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES ............        1,773        1,489        4,582        4,192
INCOME TAXES ..........................          612          527        1,581        1,446
                                          ----------   ----------   ----------   ----------
NET INCOME ............................   $    1,161   $      962   $    3,001   $    2,746
                                          ==========   ==========   ==========   ==========
BASIC EARNINGS PER COMMON SHARE .......   $     0.50   $     0.41   $     1.27   $     1.17
DILUTED EARNINGS PER COMMON SHARE .....   $     0.48   $     0.41   $     1.25   $     1.16

SHARES OUTSTANDING FOR EPS
CALCULATIONS
          BASIC .......................    2,341,000    2,322,000    2,360,000    2,353,000
          DILUTED .....................    2,416,000    2,342,000    2,410,000    2,370,000


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                         For the Nine Months
                                                                           Ended June 30,
                                                                         --------    --------
                                                                           2001        2000
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $  3,001    $  2,746
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ......................................         45          90
      Depreciation ...................................................        895         825
      Accretion of deferred loan fees and other ......................         12         (31)
      Accretion of discounts on loans ................................        (60)        (60)
      Other items - net ..............................................        968         485
                                                                         --------    --------
          Net cash provided by operating activities ..................      4,861       4,055
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale ...............         --      (1,995)
  Proceeds from maturities of investment securities available for sale      3,411       1,020
  Principal repayments on mortgage-backed securities available
    for sale .........................................................     10,483       6,860
  Loans originated, net ..............................................       (479)    (30,857)
  Investment in FHLB stock ...........................................      1,048      (1,116)
  Purchase of premises and equipment .................................     (2,957)     (1,273)
  Sales of investment securities available-for-sale ..................        429          --
  Purchase of mortgage-backed securities held to maturity ............         --      (3,416)
  Proceeds of sales of premises and equipment ........................         --         595
  Principal repayments on mortgage-backed securities held to maturity          --         542
                                                                         --------    --------
      Net cash provided by (used in) investing activities ............     11,935     (29,640)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................     23,247       5,586
  Net (decrease) increase in FHLB advances ...........................    (33,259)     24,110
  Net decrease in advance payments by borrowers for
    taxes and insurance ..............................................       (153)       (180)
  Dividends paid .....................................................       (879)       (882)
  Purchase of common stock for treasury ..............................     (2,019)     (3,184)
  Exercise of stock options ..........................................        855          --
                                                                         --------    --------
      Net cash provided by (used in) financing activities ............    (12,208)     25,450
                                                                         --------    --------

NET INCREASE (DECREASE) IN CASH ......................................      4,588        (135)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................     10,384      10,292
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $ 14,972    $ 10,157
                                                                         ========    ========

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 2001 and 2000 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2001 and 2000.


                                                  Three Months Ended            Nine Months Ended
                                                       June 30,                      June 30,
                                                 --------------------          ---------------------
                                                  2001           2000           2001           2000
                                                 -----          -----          -----          -----
                                                                    (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share ...........   2,341          2,322          2,359          2,353
Effective of dilutive securities:
  Stock options ..............................      75             --             46             --
  MSP stock grants ...........................      --             20              5             17
                                                 -----          -----          -----          -----
Weighted  average  number of common
  shares  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share ................   2,416          2,342          2,410          2,370
                                                 =====          =====          =====          =====

NOTE 4 - COMPREHENSIVE INCOME

The Corporation adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective October 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the nine months ended June 30, 2001 and 2000.


                                                       2001           2000
                                                      ------         ------
Net income                                            $3,001         $2,746
Other comprehensive (loss), net of tax                   968           (409)
                                                      ------         -----
Total Comprehensive Income                            $3,969         $2,337
                                                      ======         ======


NOTE 5 - DERIVATIVE INSTRUMENTS

Effective October 1, 2000, the Company adopted SFAS No. 133. The Statement was issued in June 1998 and requires the Company to recognize all derivatives as either assets or liabilities in the Company's balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specially designated as a hedge. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Further, SFAS No. 133 permitted, at the time of implementation, the reclassification of securities currently classified as held-to-maturity without calling into question the Company's original intent.

The Company is not currently engaged in any significant activities with derivatives; therefore, the impact of the adoption of this Statement is not significant. However, at the time of implementation of this Statement, the Company reclassified its held-to-maturity portfolio to its available-for-sale portfolio. The securities that were transferred to available-for-sale had an amortized cost of $2,574,000 and unrealized gross gains of $33,000 ($22,000 net of income taxes) at October 1, 2000.

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

         The Company recently adopted its "SmartGrowth" strategy which is expected to continue to impact the Company's results of operations in future periods. This strategy emphasizes the origination of consumer loans (primarily home equity loans) and commercial real estate loans for retention in the Company's loan portfolio. Consumer and commercial loans generally have shorter terms to maturity and higher yields than residential real estate loans. While consumer and commercial loans have greater credit risk than residential real estate loans, the Company believes its SmartGrowth strategy will have a favorable impact on the Company's net interest margin, as well as assist in interest rate risk management. SmartGrowth also emphasizes growth in deposits (primarily transaction accounts) which include demand deposits, NOW accounts, money market deposit accounts and savings accounts.

Comparison of Financial Condition at June 30, 2001 and September 30, 2000

The Company's total assets at June 30, 2001 and September 30, 2000 totaled $467,469 and $474,527, respectively, an increase of $7.1 million or 1.5%.

Securities available-for-sale totaled $44.4 million at June 30, 2001, which represents a decrease of $10.2 million or 18.6% as compared to September 30, 2000, due primarily to maturity of securities during this period.

Loans receivable totaled $387.0 million at June 30, 2001 which represented an increase of $.5 million or .1% compared to September 30, 2000. This increase was primarily due to increased loan originations during the period.

Total deposits increased to $333.1 million at June 30, 2001, an increase of $23.2 million or 7.5% as compared to September 30, 2000.

Advances from the Federal Home Loan Bank ("FHLB") decreased $33.2 million or 29.8% to $78.6 million at June 30, 2001 from $111.9 million at September 30,
2000, primarily due to repayments of investment securities and increased deposits.

Stockholders' equity increased to $2.3 million at June 30, 2001, from $48.6 million at September 30, 2000, primarily as a result of net income and the proceeds from the exercise of stock options, offset somewhat by stock repurchased and cash dividends paid. During the nine month period, the Company repurchased 118,000 shares at an average price of $17.09 per share.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2001 and 2000

Net Income. The Company had net income of $1,161,000 and $3,001,000 for the three and nine months ended June 30, 2001 as compared to net income of $962,000 and $2,746,000 for the three and nine month periods ended June 30, 2000, respectively. The increases during both periods were due primarily to increased fee income on deposit accounts.

Total Interest Income. Total interest income increased by $432,000 or 5.2% and $2,319,000 or 9.6% for the three and nine months ended June 30, 2001, respectively, as compared to the same periods ended June 30, 2000 due primarily to an increase in loan yield resulting from an increase in consumer loans. The average yield on loans increased to 8.05% for the nine months ended June 30, 2001 from 7.72% in 2000, while the average yield on investments decreased to 6.36% for the nine months ended June 30, 2001, from 6.51% in 2000.

Total Interest Expense. Total interest expense increased $187,000 or 3.8% and $2,061,000 or 14.9% for the three and nine month periods primarily due to an increase in average balances and rates paid on deposits.

Net Interest Income. Net interest income increased by $245,000 or 7.0% and $258,000 or 2.5% for the three and nine months ended June 30, 2001, respectively, as compared to same periods ended June 30, 2000 due primarily to an increase in loan yield resulting from an increase in consumer loans.

Provision for Loan Losses. The provision for loan losses decreased $15,000 for the three months ended June 30, 2001 and $45,000 for the nine months ended June 30, 2001, as compared to the same periods in 2000.

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

Non-interest Income. Total non-interest income increased $293,000 and $785,000 for the three and nine month periods ended June 30, 2001, primarily due to increased service charges.

Non-interest Expense. Total non-interest expense increased $298,000 and $793,000, respectively, during the three and nine months ended June 30, 2001, as compared to the same periods in 2000 due primarily to increases in occupancy expense and marketing and professional expenses. Occupancy expense increased during the periods due to the opening of a new branch office in Lafayette, Louisiana.

Income Tax Expense. Income taxes remained relatively stable as a percentage of income before income taxes.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. At June 30, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                 Amount           Percent
                                                 ------           -------
                                           (In thousands)

Tangible capital......................          $45,525             9.74%
Tangible capital requirement..........            9,344             2.00
                                                -------            -----
Excess over requirement...............          $36,181             7.74%
                                                =======            =====

Core capital..........................          $45,525             9.74%
Core capital requirement..............           18,688             4.00
                                                -------            -----
Excess over requirement...............          $26,837             5.74%
                                                =======            =====

Risk based capital....................          $48,842            17.42%
Risk based capital requirement........           22,428             8.00
                                                -------            -----
Excess over requirement...............          $26,414             9.42%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of June 30, 2001, such borrowed funds totaled $78.6 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the year ended September 30, 2000.

Key Operating Ratios

                                                 At or For the Three Months             At or For Nine Months
                                                       Ended June 30,                      Ended June 30,
                                                       --------------                      --------------
                                                  2001(1)            2000(1)           2001(1)          2000(1)
                                                  -------            -------           -------          -------
                                                         (Unaudited)                          (Unaudited)
Return on average assets..................           .99%              .85%              .85%             .82%
Return on average equity..................          9.15%             8.19%             8.04%            7.77%
Average interest rate spread..............          2.75%             2.60%             2.58%            2.72%
Nonperforming assets to total assets......           .22%              .35%              .22%             .35%
Nonperforming loans to total loans........           .23%              .42%              .23%             .42%
Average net interest margin...............          3.32%             3.17%             3.16%            3.26%
Tangible book value per share.............         $20.75            $18.93            $20.75           $18.93

------------
(1)      Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                              TECHE HOLDING COMPANY



Date: August 13, 2001           By:   /s/Patrick O. Little
                                      ------------------------------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: August 13, 2001           By:   /s/J.L. Chauvin
                                      ------------------------------------------
                                      J. L. Chauvin
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)