Form 10-K405
period 2001-09-30
TECHE HOLDING CO
filed 2001-12-27
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       September 30, 2001
                          -----------------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission Number:  1-13712

                              TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Louisiana                                     72-1287456
---------------------------------------------                 ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                        Identification No.)

211 Willow Street                                               70538
----------------------------------------                        -----
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code:        (337) 828-3212
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on which Registered
    -------------------                -----------------------------------------

    Common Stock, par value                    American Stock Exchange
    $.01 per share

Securities registered pursuant to Section 12(g) of the Act:          None
                                                                  -----------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on December 24, 2001, was $38.2 million (1,946,560 shares at $19.60 per share).

         As of December 24, 2001 there were issued and outstanding 2,378,476 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2002  Annual   Meeting  of
     Stockholders. (Part III)

                                      INDEX

PART I                                                                                                         Page
                                                                                                               ----

Item 1.     Business...........................................................................................  1

Item 2.     Properties........................................................................................  21

Item 3.     Legal Proceedings.................................................................................  21

Item 4.     Submission of Matters to a Vote of Security Holders...............................................  21

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................  21

Item 6.     Selected Financial Data...........................................................................  21

Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................  21

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................  22

Item 8.     Financial Statements and Supplementary Data.......................................................  22

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure......................................................................................  22

PART III

Item 10.    Directors and Executive Officers of the Registrant................................................  22

Item 11.    Executive Compensation............................................................................  22

Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................  22

Item 13.    Certain Relationships and Related Transactions....................................................  22

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................  22

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

            The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne and upper Lafourche Parishes, Louisiana (the "primary market area"). Teche Federal conducts its business from its main office and a branch office in Franklin, Louisiana, and thirteen branch offices located in Morgan City, Bayou Vista, New Iberia (three offices), Lafayette (three offices), Breaux Bridge and Houma (three offices), and Thibodeaux, Louisiana.

            The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

Market Area/Competition

            Teche Federal's home office is located in Franklin, St. Mary Parish, Louisiana, which is approximately 50 miles southeast of Lafayette, 90 miles south of Baton Rouge and 120 miles west of New Orleans. The limited population of Franklin and St. Mary Parish (approximately 9,000 and 64,000, respectively) has, over the years, caused the Bank to expand through the establishment of branch offices in the contiguous Parishes of Iberia, St. Martin, Lafayette, Terrebonne and Lafourche.

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                            At September 30,
                                      ----------------------------------------------------------------------------------------------
                                           2001               2000               1999                 1998               1997
                                      ----------------    ---------------    ---------------     ----------------    ---------------
                                               Percent           Percent            Percent              Percent            Percent
                                      Amount  of Total    Amount of Total    Amount of Total     Amount  of Total    Amount of Total
                                      ------  --------    ------ --------    ------ --------     ------  --------    ------ --------
                                                                          (Dollars in Thousands)
Residential real estate mortgage loans:
  One- to four-family...........    $293,435    76.21%  $310,505   79.47%  $296,602    85.43%  $301,071    86.20%  $310,306   88.38%
  Construction/permanent loans..       8,908     2.31     10,821    2.77      4,620     1.33      3,873     1.11      2,381     .68
  Multi-family..................       1,107      .29      1,186     .30      1,318      .38      1,934      .55      2,839     .81
Commercial real estate loans....      10,775     2.80      5,465    1.40      5,207     1.50      6,261     1.79      6,897    1.97
Land loans......................       9,161     2.38      8,173    2.09      5,501     1.58      1,604      .46      2,634     .75

Consumer loans:
  Home equity loans ............      36,039     9.36     33,007    8.45     19,655     5.66     20,186     5.78     14,130    4.02
  Loans on savings accounts.....       4,536     1.18      4,960    1.27      5,166     1.49      5,881     1.69      5,984    1.70
  Other.........................      21,051     5.47     16,617    4.25      9,112     2.63      8,457     2.42      5,919    1.69
                                    --------   ------   --------  ------   --------   ------    -------   ------   --------  ------
       Total loans..............     385,012   100.00%   390,734  100.00%   347,181   100.00%   349,267   100.00%   351,090  100.00%
                                               ======             ======              ======              ======             ======
Less:
  Allowance for loan losses.....       3,436               3,630              3,537               3,515               3,355
  Deferred loan fees, net.......         746                 592                658                 580                 860
                                    --------            --------           --------            --------            --------
        Net loans...............    $380,830            $386,512           $342,986            $345,172            $346,875
                                    ========            ========           ========            ========            ========

                                       2

            Loan Maturity Tables. The following table sets forth the maturity of the Bank's residential construction and commercial real estate loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.


                                           Residential
                                          Construction/       Commercial
                                            Permanent         Real Estate
                                          -------------       -----------

Amounts due:
  1 year or less......................        $1,853             $2,501
  After 1 year:
    1 year to 5 years.................            --              2,042
    More than 5 years.................         7,055              6,232
                                              ------            -------
      Total due after
           September 30, 2002.........         7,055              8,274
                                              ------            -------
      Total amount due................        $8,908            $10,775
                                              ======            =======


            The following table sets forth the dollar amount of all loans due after September 30, 2002, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                       Floating or
                                        Fixed          Adjustable
                                        Rates             Rates          Total
                                        -----           ---------        -----
                                                    (In Thousands)

Residential construction..........     $7,055           $    --         $7,055
Commercial real estate............      4,248             4,026          8,274
                                      -------            ------        -------
      Total.......................    $11,303            $4,026        $15,329
                                      =======            ======        =======


            One- to Four-Family Residential Loans. The primary lending activity of Teche Federal has traditionally been the origination of one- to four-family owner-occupied, residential mortgage loans, secured by property located in the Bank's primary market area. In recent years, consumer lending has been increasing.

            Teche Federal generally originates single-family owner occupied residential mortgage loans in amounts up to 80% of the lower of the appraised value or selling price of the property securing the loan. The Bank also originates such loans in amounts up to 100% of the lower of the appraised value or selling price of the mortgaged property, provided that private mortgage insurance is provided on the amount in excess of 90% of the lesser of the appraised value or selling price.

            The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $27.4 million of fixed-rate mortgage loans during the year ended September 30, 2001.

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

            The Bank generally originates multi-family and commercial real estate loans up to 80% of the appraised value of the property securing the loan depending upon the type of collateral. The Bank's philosophy is to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. The multi-family and commercial real estate loans in the Bank's portfolio generally consist of fixed-rate and ARMs which were originated at prevailing market rates for terms up to 15 years.

            Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi- family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2001 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $3.1 million with no single loan larger than $740,000.

         Land Loans. At September 30, 2001, the Bank had $9.2 million invested in residential lot loans to individuals.

         Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2001, home equity mortgage loans totaled $36.0 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125.00% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

            Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans, credit card loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

            Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2001, the Bank had $4.5 million of loans secured by deposits.

            Teche Federal also originates automobile and mobile home loans. At September 30, 2001, $5.6 million and $10.4 million consisted of automobile and mobile home loans, respectively.

            The Bank has a credit card program whereby customers are offered revolving credit through Teche Federal credit cards which are serviced by a third-party vender. At September 30, 2001, such credit cards had a balance of $1.5 million.

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

            Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $7.0 million as of September 30, 2001.

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

            Non-Performing Assets and Delinquencies. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings, in which the property may be sold. In a foreclosure sale, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. Any real estate acquired in settlement of loans is initially recorded at the estimated fair value at the time of acquisition and is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value of the property declines below its initial value. Subsequent costs directly relating to development and improvement of property are capitalized (not to exceed fair value), whereas costs related to holding property are expensed.

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

                                                                    At September 30,
                                                    ----------------------------------------------
                                                     2001      2000      1999      1998      1997
                                                    ------    ------    ------    ------    ------
                                                                 (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences .................................   $  294    $  793    $  609    $  640    $1,028
   All other mortgage loans .....................       71        76        --        --        --
 Consumer .......................................      300       144        51        83        88
                                                    ------    ------    ------    ------    ------
      Total .....................................   $  665    $1,013    $  660    $  723    $1,116
                                                    ======    ======    ======    ======    ======
Accruing loans which are contractually past
due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences .................................       --        --        --        --        --
   All other mortgage loans .....................       --        --        --        --        --
 Consumer .......................................       --        --        --        --        --
                                                    ------    ------    ------    ------    ------
      Total .....................................   $   --    $   --    $   --    $   --    $   --
                                                    ======    ======    ======    ======    ======
Total non-performing loans ......................   $  665    $1,013    $  660    $  723    $1,116
                                                    ======    ======    ======    ======    ======

Real estate owned ...............................   $  282    $  232    $  178    $  331    $   33
                                                    ======    ======    ======    ======    ======
Total non-performing assets .....................   $  942    $1,245    $  838    $1,054    $1,149
                                                    ======    ======    ======    ======    ======

Total non-performing loans to total loans
  outstanding before allowance ..................      .17%      .28%      .19%      .20%      .31%
                                                    ======    ======    ======    ======    ======
Total non-performing loans to total assets ......      .14%      .21%      .15%      .18%      .27%
                                                    ======    ======    ======    ======    ======
Total non-performing assets to total assets .....      .21%      .26%      .19%      .26%      .28%
                                                    ======    ======    ======    ======    ======

            Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2001.

            The following table sets forth the types and dollar amounts of the Bank's loans which were more than 60 days delinquent as of September 30, 2001:


                                                                At
                                                        September 30, 2001
                                                        ------------------
                                                          (In Thousands)

Residential mortgage loans.......................                $790
Commercial real estate loans.....................                $ --
Land loans.......................................                $ --
Consumer loans...................................                $366


            Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 2001, the Bank had REO with a net balance of $282,000.

            Allowances for Loan Losses and Real Estate Owned. Management periodically estimates the likely level of losses on loans and foreclosed REO to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio. Based on these estimates, a provision for loan losses is charged to operations in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses. These estimates are made at least every quarter.

            Management's  judgment  as to the  level of the  allowance  for loan losses involves the consideration of the following factors: current and anticipated economic conditions and their potential effects on borrowers, an evaluation of the existing relationships among borrowers and loans, the present level of the allowance, the Bank's historical loss experience, the historical charge-off percentages for state and national savings banks, the results of examinations of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In addition, management considers changes in loan concentrations by type of loan that occurred during the period. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. In determining the collectibility of certain loans, the estimated value of any underlying collateral is considered. Management also takes into account the total amount of past due loans and within such group, the amount that is thirty, sixty, ninety or one-hundred twenty days past due. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages are also generally evaluated for impairment individually.

            In recent years, the Bank's charge-offs have been low and, consequently, additions to the allowance have been more reflective of other qualitative factors such as the types of loans added during the period and statistical analysis of state and national charge-off percentages. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

            Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The change in allocation from September 30, 2000 to September 30, 2001 reflects the relative balances at year end of each loan category as well as management's assessment at year end of the risk characteristics of each loan category.

                                                                     At September 30,(1)
                          -----------------------------------------------------------------------------------------------------
                               2001                2000                  1999               1998                 1997
                          ------------------ --------------------   ------------------ -------------------  -------------------
                                 Percent of           Percent of           Percent of          Percent of           Percent of
                                  Loans to             Loans to             Loans to            Loans to            Loans to
                          Amount Total Loans Amount   Total Loans   Amount Total Loans Amount  Total Loans  Amount  Total Loans
                          ------ ----------- ------   -----------   ------ ----------- ------  -----------  ------  -----------
                                                                    (Dollars in Thousands)
At end of year
allocated to:
One- to
  four-family...........  $2,595    76.21%   $2,742        79.47%   $2,664   85.43%    $2,600       86.20%  $2,558     88.38%
Multi-family
  and commercial
  real estate...........     114     3.09       121         1.70       121    1.88        246        2.34      437      2.78
Construction............      15     2.31        16         2.77        15    1.33         24        1.11       26       .68
Home equity.............     386     9.36       429         8.45       423    5.66        430        5.78      208      4.02
Consumer and
  other loans...........     326     9.03       322         7.61       314    5.70        215        4.57      126      4.14
                          ------   ------    ------       ------    ------  ------     ------      ------   ------    ------
Total allowance(1)......  $3,436   100.00%   $3,630       100.00%   $3,537  100.00%    $3,515      100.00%  $3,355    100.00%
                          ======   ======    ======       ======    ======  ======     ======      ======   ======    ======

---------------
(1)  Includes specific reserves for assets classified as loss.

            Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                           At September 30,
                                                -------------------------------------------------------------------
                                                   2001          2000          1999          1998          1997
                                                ---------     ---------     ---------     ---------     ---------
                                                                        (Dollars in Thousands)
Total loans outstanding, net ................   $ 380,830     $ 386,512     $ 342,986     $ 345,172     $ 346,875
                                                =========     =========     =========     =========     =========

Average loans outstanding ...................   $ 389,963     $ 382,173     $ 340,540     $ 349,769     $ 336,509
                                                =========     =========     =========     =========     =========


Allowance balances (at beginning of year) ...   $   3,630     $   3,537     $   3,515     $   3,355     $   3,182
                                                ---------     ---------     ---------     ---------     ---------

Provision ...................................          80           120           150           180           240
                                                ---------     ---------     ---------     ---------     ---------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units ...............         (91)          (23)          (60)          (56)           (7)
  Construction loans ........................          --            --            --            --            --
  Multi-family and commercial
    real estate loans .......................         (10)           --            --            --            --
  Land loans ................................          --            --            --            --            --
  Other .....................................        (185)          (66)         (112)           (8)          (69)
                                                ---------     ---------     ---------     ---------     ---------
      Total charge-offs .....................        (286)          (89)         (172)          (64)          (76)
Recoveries
  Residential real estate mortgage loans:
    One- to four-family units ...............           1            19            38            18             9
  Construction loans ........................          --            --            --            --            --
  Multi-family and commercial
     real estate loans ......................          --            --            --            22            --
  Land loans ................................          --            --            --            --            --
  Other .....................................          11            43             6             4            --
                                                ---------     ---------     ---------     ---------     ---------
      Total recoveries ......................          12            62            44            44             9
                                                ---------     ---------     ---------     ---------     ---------
  Net (charge-offs) .........................        (274)          (27)         (128)          (20)          (67)
                                                ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of year) ..........   $   3,436     $   3,630     $   3,537     $   3,515     $   3,355
                                                =========     =========     =========     =========     =========

Allowance for loan losses to total loans
  outstanding before allowance ..............         .89%          .93%         1.02%         1.01%          .96%
Net loans charged off as a percent of average
loans outstanding before allowance ..........         .07%          .01%          .04%          .01%          .02%


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

            The Company's investments in mortgage-backed securities and CMO's includes securities issued by government agencies, private issuers and financial institutions. At September 30, 2001, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal-only securities. The CMO's held by the Company at September 30, 2001 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2001, the Bank had CMO's with an aggregate estimated market value of $19.4 million, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

            The following table sets forth the carrying value of the Company's investment portfolio, short- term investments and FHLB stock at the dates indicated.


                                                At September 30,
                                          ---------------------------
                                            2001      2000      1999
                                          -------   -------   -------
                                                (In Thousands)

Investment securities issued by U.S. ..
  Government agencies and corporations    $    --   $ 3,385   $ 4,375
FHLB Stock ............................     4,776     5,781     4,229
Mortgage-backed securities ............    21,532    30,949    26,277
CMO's .................................    19,395    22,181    32,042
Municipal obligations .................        70        93       201
Equity securities .....................       233       601       565
                                          -------   -------   -------
   Total investment and mortgage-backed
      securities ......................    46,006    62,990    67,689
Interest-bearing deposits .............    13,777       860     1,829
                                          -------   -------   -------
   Total investments ..................   $59,783   $63,850   $69,518
                                          =======   =======   =======

            Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2001.

                                                            As of September 30, 2001
                    ---------------------------------------------------------------------------------------------------------------
                     One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years          Total Investments
                     ----------------  -----------------  -----------------  ------------------- ----------------------------------
                    Amortized  Average Amortized Average  Amortized  Average Amortized Average   Amortized Average Carrying  Market
                      Cost      Yield    Cost    Yield      Cost      Yield    Cost     Yield      Cost     Yield   Value    Value
                      ----      -----    ----    -----      ----      -----    ----     -----      ----     -----   -----    -----
                                                 (Dollars in Thousands)
Mortgage-backed
 Securities
 available
 for sale(1)........ $1,298      6.50    $2,201    5.90    $   66      8.22   $17,577     6.61    $21,142   6.53  $21,532   $21,532
CMO's held
  to maturity(1)....     --        --        --      --        --        --    18,762     6.50     18,762   6.50   19,395    19,395
FHLB Stock..........     --        --        --      --        --        --        --       --      4,776   5.12    4,776     4,776
Municipal
  Obligations(2)....     --        --        70    4.43        --        --        --       --         70   4.43       70        70
Equity
  Securities........     --        --        --      --        --        --        --       --        190     --      233       233
                     ------              ------            ------             -------             -------         -------   -------
      Total......... $1,298      6.50%   $2,271    5.86%   $   66      8.22%  $36,339     6.55%   $44,940   6.33% $46,006   $46,006
                     ======              ======            ======             =======             =======         =======   =======


------------
(1)  Does not assume prepayments.
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

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

            Non-interest bearing demand accounts constituted $23.3 million, or 6.8% of the Bank's deposit portfolio at September 30, 2001. Money market accounts and NOW accounts constituted $86.7 million, or 25.3% of the Bank's deposit portfolio at September 30, 2001. Regular savings accounts constituted $24.5 million, or 7.1% of the Bank's deposit portfolio at September 30, 2001. Certificates of deposit constituted $208.5 million or 60.8% of the deposit portfolio, including $42.2 million of which had balances of $100,000 and over. As of September 30, 2001, the Bank had no brokered deposits.

            Certificate Accounts of $100,000 and Above. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.


                                        Certificates         Weighted
                                         of Deposit        Interest Rate
                                         ----------        -------------
                                       (In Thousands)
Maturity Period:
----------------
3 months or less.....................      $ 8,886              5.66%
Over 3 through 6 months..............        8,187              5.41
Over 6 through 12 months.............       10,593              5.32
Over 12 months.......................       14,534              5.34
                                           -------              ----
Totals...............................      $42,200              5.42%
                                           =======              ====

Borrowings

            Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2001, Teche Federal had $67.1 million in advances outstanding from the FHLB of Dallas.

            The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:


                                                      At or For the Year Ended September 30,
                                                      --------------------------------------
                                                          2001        2000        1999
                                                          ----        ----        ----
                                                              (Dollars in Thousands)
FHLB advances:
  Average balance outstanding......................     $25,946     $52,500      $39,100
  Maximum amount outstanding at any
     month-end during the year.....................      60,700      60,700       47,300
  Balance outstanding at end of year...............          --      57,500       44,300
  Weighted average interest rate during the year...        6.26%       6.00%        5.00%
  Weighted average interest rate at end of year....          --%       6.60%        4.93%


Subsidiary Activity

            The only subsidiary of the Company is Teche Federal Savings Bank.

            As of September 30, 2001, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $104,077. FISI was inactive at September 30, 2001.

Personnel

            As of September 30, 2001, the Bank had 163 full-time and 53 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

                  Financial Modernization. The Gramm-Leach-Bliley Act, (the "GLB Act"), which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLB Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve to be deemed a financial holding company.

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

            The GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which became effective July 1, 2001.

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

            The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 2001.

                                                            NPV as % of PV
                                  Net Portfolio Value         of Assets
                   ----------------------------------     -------------------
       Change                                               NPV
     in Rates(1)   $ Amount   $Change(2)  %Change(3)       Ratio(4)  Change(5)
     -----------   --------   ----------  ----------       --------  ---------
                  (Dollars in Thousands)

       +300 bp      48,374    -12,961          -21%        10.47%     -197bp
       +200 bp      53,715     -7,620          -12         11.36      -108bp
       +100 bp      58,553     -2,783           -5         12.10       -34bp
          0 bp      61,336                                 12.44
       -100 bp      60,064     -1,272           -2         12.04       -40bp
       -200 bp      57,786     -3,549           -6         11.46       -98bp

-------------
(1) The -300bp scenario is not shown due to abnormally low prevailing interest rate environment.
(2) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(3) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(4)  Calculated as the estimated NPV divided by average total assets.
(5) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.


                                                 September 30,  September 30,
                                                      2001          2000
                                                 -------------  -------------

*** RISK MEASURES: 200 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets....    12.44%          10.09%
Exposure Measure: Post-Shock NPV Ratio...........    11.36%           7.66%
Sensitivity Measure: Change in NPV Ratio.........     108bp          243 bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets...............     1.61%           2.80%
Interest Rate Risk Capital Component ($000)......   $    0         $     0


            As the table shows, increases in interest rates would result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. (The Bank's NPV decreases by 12% if interest rates increase by 200 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured.

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

            Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2001, the Bank was in compliance with its QTL requirement with 88.9% of its assets invested in QTIs.

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
-----------------------------------

Properties

            The Bank operates from its main office located at 211 Willow Street, Franklin, Louisiana and fourteen offices. The Bank's total investment in office property and equipment was $19.3 million with a net book value of $13.2 million at September 30, 2001. The Bank currently operates automated teller machines at most of its branch offices.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

            None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

            Information relating to the market for Registrant's common equity and related stockholder matters appears under the heading "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2001 ("Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

            The above-captioned information appears under the heading "Selected Financial Information" in the Annual Report and is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

            The   above-captioned   information   appears   under  the   heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

            See the information that appears under the heading "Net Portfolio Value Analysis - Interest Rate Risk" on pages 17 through 20 of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

            The Consolidated Financial Statements of Teche Holding and its subsidiaries, together with the report thereon by Deloitte & Touche, LLP, appear in the Annual Report and are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

            None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

            The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 23, 2002 (the "Proxy Statement"), which was filed with the Commission on December 21, 2001, is incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

            The above-captioned information appears under the heading "Director and Executive Officer Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

            The above-captioned information appears under the headings "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

            The  above-captioned  information appears under the heading "Certain
Relationships   and  Related   Transactions"  in  the  Proxy  Statement  and  is
incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)         The following documents are filed as a part of this report:

(1) The following financial statements and the independent auditor's report included in the Annual Report are incorporated herein by reference.


        Independent Auditors' Report
        Consolidated Balance Sheets as of September 30, 2001 and 2000 Consolidated Statements of Income For the Years Ended
            September 30, 2001, 2000 and 1999
        Consolidated Statements of Stockholders' Equity
            for the Years Ended September 30, 2001, 2000 and 1999
        Consolidated Statements of Cash Flows for the Years Ended
            September 30, 2001, 2000 and 1999
        Notes to Consolidated Financial Statements

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

             3.1  Articles of Incorporation of Teche Holding Company*
             3.2  Bylaws of Teche Holding Company*
             4.0  Stock Certificate of Teche Holding Company*
            10.1  Form of Teche Federal Savings Bank Management Stock Plan**
            10.2  Form of Teche Holding Company 1995 Stock Option Plan**
            11.0  Statement regarding computation of earnings per share
                  (see Note 13 to the Notes to Consolidated Financial Statements in the Annual Report)
            13.0 Annual Report to Stockholders for the fiscal year ended September 30, 2001 21.0Subsidiary of the Registrant
                  (see "Item 1 Business - Subsidiary  Activity"  herein)
            23.0  Independent Auditors' Consent

                  (b)  Reports on Form 8-K.

                            None.


---------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission on December 16, 1994, Registration No. 33-87486.
** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TECHE HOLDING COMPANY

Dated:  December 19, 2001                By:  /s/Patrick O. Little
                                              Patrick O. Little
                                              President, Chief Executive Officer
                                                and Chairman of the Board
                                              (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 19, 2001.

By:     /s/Patrick O. Little                                 By:      /s/J. L. Chauvin
        ----------------------------------                            ------------------------------
        Patrick O. Little                                             J. L. Chauvin
        President, Chief Executive Officer                            Vice President and Treasurer
          and Chairman of the Board                                   (Principal Financial Officer)
        (Principal Executive Officer)


By:     /s/Robert Earl Mouton                                By:      /s/Donelson T. Caffery, Jr.
        ----------------------------------                            ------------------------------
        Robert Earl Mouton                                            Donelson T. Caffery, Jr.
        Director                                                      Director


By:     /s/Mary Coon Biggs                                   By:      /s/Christian L. Olivier
        ----------------------------------                            ------------------------------
        Mary Coon Biggs                                               Christian L. Olivier
        Director                                                      Director


By:     /s/Virginia Kyle Hine                                By:      /s/W. Ross Little, Jr.
        ----------------------------------                            ------------------------------
        Virginia Kyle Hine                                            W. Ross Little, Jr.
        Director                                                      Director and Secretary


By:     /s/Henry L. Friedman                                 By:
        ----------------------------------                            ------------------------------
        Henry L. Friedman                                             Thomas F. Kramer, M.D.
        Director                                                      Director
