Form 10-Q
period 2001-12-31
TECHE HOLDING CO
filed 2002-02-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2001
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                       72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                      70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (337) 365-0366
                                                   -----------------------------

                                      N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 9, 2002

              Class                                      2,387,365
---------------------------                         ------------------
$.01 par value common stock                         Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001
                                      INDEX

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

SIGNATURES

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     At              At
                                                                                December 31,    September 30,
                                                                                    2001            2001*
                                                                                  --------        --------
                                                                                (unaudited)
ASSETS
Cash and cash equivalents....................................................      $28,769         $24,108
Securities available-for-sale, at estimated
  market value (amortized cost of $58,245 and $40,164).......................       58,519          41,230
Securities held to maturity (estimated market value of $24,883)..............       25,409              --
Loans receivable, net of allowance for loan losses
  of $3,447 and $3,436.......................................................      366,280         380,830
Accrued interest receivable..................................................        2,416           2,387
Investment in Federal Home Loan Bank stock, at cost..........................        4,813           4,776
Real estate owned, net.......................................................          164             282
Prepaid expenses and other assets............................................          645             734
Premises and equipment, at cost less accumulated depreciation................       13,334          13,184
                                                                                  --------        --------
      TOTAL ASSETS...........................................................     $500,349        $467,531
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................     $349,571        $342,917
Advances from Federal Home Loan Bank.........................................       94,290          67,120
Advance payments by borrowers for taxes and insurance........................          807           1,642
Accrued interest payable.....................................................          878             964
Accounts payable and other liabilities.......................................        2,627           2,776
                                                                                  --------        --------
      Total liabilities......................................................      448,173         415,419
                                                                                  --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,306,064 shares issued......................................           43              43
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................           --              --
  Additional paid in capital.................................................       43,456          43,374
  Retained earnings..........................................................       37,788          36,609
  Unearned ESOP shares.......................................................       (1,006)         (1,089)
  Treasury stock 1,934,788 and 1,894,748 shares, at cost.....................      (28,283)        (27,518)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................          178             693
                                                                                  --------        --------
      Total stockholders' equity.............................................       52,176          52,112
                                                                                  --------        --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................     $500,349        $467,531
                                                                                  ========        ========

--------------------
* The consolidated balance sheet at September 30, 2001 has been taken from the audited balance sheet at that date. See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                               For Three Months ended
                                                     December 31,
                                                ---------------------
                                                 2001           2000
                                                ------         ------
INTEREST INCOME:
  Interest and fees on loans ..........         $7,565         $7,813
  Interest and dividends on investments            947          1,018
  Other interest income ...............             84             55
                                                ------         ------
                                                 8,596          8,886
                                                ------         ------
INTEREST EXPENSE:
  Deposits ............................          3,093          3,632
  Advances from Federal Home Loan Bank           1,311          1,851
                                                ------         ------
                                                 4,404          5,483
                                                ------         ------
NET INTEREST INCOME ...................          4,192          3,403
PROVISION FOR LOAN LOSSES .............             45             15
                                                ------         ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES .....................          4,147          3,388
                                                ------         ------

NON-INTEREST INCOME:
  Service charges and other ...........          1,918          1,498
  Other income ........................             31             40
                                                ------         ------
TOTAL NON-INTEREST INCOME .............          1,949          1,538
                                                ------         ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits ..          1,803          1,656
  Occupancy expense ...................            898            813
  Marketing and professional ..........            500            382
  Other operating expenses ............            662            747
                                                ------         ------
      Total non-interest expense ......          3,863          3,598
                                                ------         ------
INCOME BEFORE INCOME TAXES ............          2,233          1,328
INCOME TAXES ..........................            770            458
                                                ------         ------
NET INCOME ............................         $1,463         $  870
                                                ======         ======
BASIC INCOME PER COMMON SHARE .........         $  .65         $ 0.37
                                                ======         ======
DILUTED INCOME PER COMMON SHARE .......         $  .62         $ 0.37
                                                ======         ======
DIVIDENDS DECLARED PER COMMON SHARE ...         $ 1.25         $ 1.25
                                                ======         ======


See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            For Three Months
                                                                            Ended December 31,
                                                                             2001        2000
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ............................................................ $  1,463    $    870
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ..................................       53         (19)
      Provision for loan losses .........................................       45          15
      Depreciation ......................................................      302         289
      Other items - net .................................................      365         271
                                                                          --------    --------
          Net cash provided by operating activities .....................    2,228       1,426

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale .............................  (23,401)         --
  Purchase of securities held to maturity ...............................  (25,772)         --
  Proceeds from maturities of investment securities available for sale...       --          --
  Principal repayments of mortgage-backed securities available for sale..    5,268       2,429
  Principal repayments of mortgage-backed securities held to maturity ...      363           -
  Net loan repayments (originations) ....................................   14,523      (2,725)
  Investment in FHLB stock ..............................................      (37)        (95)
  Purchase of premises and equipment ....................................     (452)     (1,151)
                                                                          --------    --------
      Net cash used in investing activities .............................  (29,508)     (1,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits ...................................    6,654       2,090
  Net increase (decrease) in FHLB advances ..............................   27,170      (1,290)
  Net decrease in advance payments by borrowers for
    taxes and insurance .................................................     (835)       (309)
  Dividends paid ........................................................     (284)       (295)
  Purchase of common stock for treasury .................................     (764)       (105)
                                                                          --------    --------
      Net cash provided by financing activities .........................   31,941          91
                                                                          --------    --------

NET INCREASE (DECREASE) IN CASH .........................................    4,661         (25)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................   24,108      10,384
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................ $ 28,769    $ 10,359
                                                                          ========    ========

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 2001 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - INCOME PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2001 and 2000.

                                                                2001          2000
                                                                ----          ----
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share..........................  2,266,000     2,347,182
Effect of dilutive securities:
  Stock options.............................................     91,000            --
  MSP stock grants..........................................         --        14,900
                                                              ---------     ---------
Weighted  average  number of common shares
outstanding  plus effect of dilutive securities - used in
computation of diluted net income per common share..........  2,357,000     2,362,082
                                                              =========     =========

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three months ended December 31, 2001 and 2000 (in thousands).

                                                2001            2000
                                               ------          ------

Net income                                     $1,463          $  870
Other comprehensive income
  (loss), net of tax                             (515)            625
                                               ------          ------
Total Comprehensive Income                     $  948          $1,495
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

The Company's total assets at December 31, 2001 and September 30, 2001 totaled $500.3 million and $467.5 million, respectively, an increase of $32.8 million or 7.0%.

Securities available-for-sale totaled $58.5 million and securities held to maturity totaled $25.4 million at December 31, 2001, which represents an increase of $42.7 million or 107% as compared to September 30, 2001. As part of a leveraging strategy, and to secure longer-term low cost funding in the current low interest rate environment, the Company purchased $49.7 million of mortgage-backed securities at an average yield of 5.4% and projected average life of 4.7 years during the three months ended December 31, 2001, which were funded, in part, by a $30 million FHLB advance.

Loans receivable totaled $366.3 million at December 31, 2001 which represented a $14.5 million or 3.8% decrease compared to September 30, 2001. During the quarter ended December 31, 2001, the Company de-emphasized long-term fixed rate mortgage loans in view of the low interest rate environment, which resulted in repayments exceeding loan originations. While mortgage loans decreased during the quarter, consumer and commercial loans increased.

Total deposits, after interest credited, at December 31, 2001 were $349.6 million which represents an increase of $6.7 million or 2.0% as compared to September 30, 2001.

Advances increased $27.2 million or 40.5% as compared to the amount at September 30, 2001. The increase was primarily due to additional FHLB advances at a weighted average interest rate of 4.91% and an average life of 8.45 years used to partially fund purchases of mortgage-backed securities during the three months ended December 31, 2001.

Stockholders' equity increased to $52.2 million at December 31, 2001, from $52.1 million at September 30, 2001. Earnings for the quarter were partially offset by dividends and a decrease in the market value of securities available- for-sale.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net Income. The Company had net income of $1,463,000 for the three months ended December 31, 2001 as compared to net income of $870,000 for the three month period ended December 31, 2000. Earnings for the three months ended December 31, 2001 represent an increase of $593,000 compared to 2000, resulting primarily from a decrease in interest expense, as market interest rates continued to decline.

Total Interest Income. Total interest income decreased by $.3 million or 3.0% to $8.6 million for the three months ended December 31, 2001, from $8.9 million for the three months ended December 31, 2000, as a $5.6 million increase in average earning assets was offset by a decrease in average yields from 7.81% in 2000 to 7.46% in 2001. Interest income on loans decreased $.2 million to $7.6 million for the period ended December 31, 2001 from $7.8 million for the period ended December 31, 2000. The average yield on loans increased to 8.05% for the three months ended December 31, 2001 from 8.00% for the same period in 2000, and the average yield on investment and mortgage-backed securities decreased to 5.22% for the three months ended December 31, 2001 from 6.55% for the same quarter in 2000.

Total Interest Expense. Total interest expense decreased $1.1 million or 20%, to $4.4 million for the 2001 period from $5.5 million for the December 2000 period, due primarily to a decrease in average rates paid from 5.44% in 2000 to 4.35% in 2001.

Net Interest Income. Net interest income increased $789,000 for the three month period ended December 31, 2001 as compared to the same period ended December 31, 2000 due primarily to an increase in the average interest rate spread from 2.37% in 2000 to 3.11% in 2001.

Provision for Loan Losses. The provision for loan losses was $45,000 and $15,000 for the periods.

Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses.

Management's judgment as to the level of losses on existing loans involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral.

Non-interest Income. Total non-interest income increased by $411,000 from $1.5 million in the three month period ended December 31, 2000 to $1.9 million in the three month period ended December 31, 2001. This increase is due primarily to the increase of service fee income associated with increased demand account volume.

Non-interest Expense. Total non-interest expense increased by $265,000 or 7.4% over the periods compared. This increase was due primarily to an increase in compensation and marketing expenses. Performance based compensation increased during the quarter as a result of increases in return on assets and return on equity. Additionally, the Company opened a new branch office in April 2001.

Gain on Sale of Securities. The Company had no gains on the sale of securities during the periods.

Income Tax Expense. Income taxes remained relatively constant at about 35% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. At December 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                       Amount        Percent
                                                       ------        -------
                                                   (In thousands)

Tangible capital...........................             42,743        8.54%
Tangible capital requirement...............             10,005        2.00%
                                                        ------        ----
Excess over requirement....................             32,738        6.54%

Core capital...............................             42,743        8.54%
Core capital requirement...................             20,010        4.00%
                                                        ------        ----
Excess over requirement....................             22,733        4.54%

Risk based capital.........................             46,071       16.32%
Risk based capital requirement.............             22,587        8.00%
                                                        ------        ----
Excess over requirement....................             23,484        8.32%


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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed securities principal. The Bank has also borrowed funds from the Federal Home Loan Bank of Dallas ("FHLB") and other sources. As of December 31, 2001, FHLB borrowed funds totaled $94.3 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2001.

Additional Key Operating Ratios



                                                         At or For the Three
                                                              Months Ended
                                                              December 31,
                                                     ---------------------------
                                                       2001(1)           2000(1)
                                                     ---------          --------
                                                             (Unaudited)

Return on average assets....................            1.21%              0.73%
Return on average equity....................           11.20%              7.06%
Average interest rate spread................            3.11%              2.37%
Nonperforming assets to total assets........            0.33%              0.32%
Nonperforming loans to total loans..........            0.40%              0.35%
Average net interest margin.................            3.64%              2.99%
Tangible book value per share...............          $22.00             $19.98

---------------
(1)  Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II


ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                                              TECHE HOLDING COMPANY



Date: February 12, 2002               By: /s/ Patrick O. Little
                                          --------------------------------------
                                          Patrick O. Little
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 12, 2002               By: /s/ J.L. Chauvin
                                          --------------------------------------
                                          J. L. Chauvin
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)