Form 10-Q
period 2002-03-31
TECHE HOLDING CO
filed 2002-05-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------   --------------------

                         Commission file number 0-25538
                                                -------
                              TECHE HOLDING COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Louisiana                                        72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. employer
or organization)                                        identification no.)

211 Willow Street, Franklin, Louisiana                       70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (337) 828-3212
                                                      --------------
                                      N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002.

           Class                                Outstanding
---------------------------                     -----------
$.01 par value common stock                      2,386,587

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         At                At
                                                                      March 31,       September 30,
                                                                         2002              2001*
                                                                      ---------       ------------
                                                                     (unaudited)
ASSETS
Cash and cash equivalents                                              $ 20,579           $ 24,108
Securities available-for-sale, at estimated
  market value (amortized cost of $75,833 and $40,164)                   75,978             41,230
Securities held to maturity (estimated market value of $23,208)          23,832                 --
Loans receivable, net of allowance for loan losses
  of $3,480 and $ 3,436)                                                358,697            380,830
Accrued interest receivable                                               2,718              2,387
Investment in Federal Home Loan Bank stock, at cost                       4,848              4,776
Real estate owned, net                                                      192                282
Prepaid expenses and other assets                                         5,701                734
Premises and equipment, at cost less accumulated depreciation            14,379             13,184
                                                                       --------           --------
      TOTAL ASSETS                                                     $506,924           $467,531
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                               $358,367           $342,917
Advances from Federal Home Loan Bank                                     91,561             67,120
Advance payments by borrowers for taxes and insurance                       983              1,642
Accrued interest payable                                                    719                964
Accounts payable and other liabilities                                    2,203              2,776
                                                                       --------           --------
      Total liabilities                                                 453,833            415,419
                                                                       --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,336,075 shares issued                                      43                 43
  Preferred stock, 5,000,000 shares authorized;
    none issued                                                              --                 --
  Additional paid in capital                                             43,704             43,374
  Retained earnings                                                      39,076             36,609
  Unearned ESOP shares                                                     (923)            (1,089)
  Treasury stock - 1,962,988 and 1,894,748 shares, at cost              (28,903)           (27,518)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes                                                    94                693
                                                                       --------           --------
      Total stockholders' equity                                         53,091             52,112
                                                                       --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $506,924           $467,531
                                                                       ========           ========

_____________________
* The consolidated balance sheet at September 30, 2001 has been taken from the audited balance sheet at that date.
  See  notes  to  unaudited  consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                         For Three Months                    For Six Months
                                                          Ended March 31,                   Ended March 31,
                                                     -----------------------          --------------------------
                                                     2002              2001             2002              2001
                                                     ----              ----             ----              ----
INTEREST INCOME
  Interest and fees on loans                         $7,222           $7,879          $14,787            $15,692
  Interest and dividends on investments               1,188              938            2,135              1,957
  Other interest income                                  93               53              177                109
                                                     ------           ------          -------            -------
                                                      8,503            8,870           17,099             17,758
                                                     ------           ------          -------            -------
INTEREST EXPENSE:
  Deposits                                            2,707            3,587            5,800              7,219
  Advances from Federal Home Loan Bank                1,410            1,691            2,721              3,542
                                                     ------           ------          -------            -------
                                                      4,117            5,278            8,521             10,761
                                                     ------           ------          -------            -------
NET INTEREST INCOME                                   4,386            3,592            8,578              6,997

PROVISION FOR LOAN LOSSES                                45               15               90                 30
                                                     ------           ------          -------            -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     4,341            3,577            8,488              6,967
                                                     ------           ------          -------            -------

NON-INTEREST INCOME:
  Service charges and other                           1,811            1,562            3,729              3,060
  Gain on sale of real estate owned                      23                1               20                  3
  Gain on sale of fixed assets                           --               --               (3)                --
  Other income                                           46               42               83                 75
                                                     ------           ------          -------            -------
TOTAL NON-INTEREST INCOME                             1,880            1,605            3,829              3,138
                                                     ------           ------          -------            -------

Gain on sale of securities                               86               66               86                 66

NON-INTEREST EXPENSE:
  Compensation and employee benefits                  1,846            1,694            3,649              3,351
  Occupancy expense                                     828              805            1,726              1,618
  Marketing and professional                            488              347              988                729
  Other operating expenses                              724              921            1,387              1,663
                                                     ------           ------          -------            -------
      TOTAL NON-INTEREST EXPENSE                      3,886            3,767            7,750              7,361
                                                     ------           ------          -------            -------
INCOME BEFORE INCOME TAXES                            2,421            1,481            4,653              2,810
                                                     ------           ------          -------            -------
INCOME TAXES                                            850              511            1,620                970
                                                     ------           ------          -------            -------
NET INCOME                                           $1,571           $  970          $ 3,033            $ 1,840
                                                     ======           ======          =======            =======
BASIC EARNINGS PER COMMON SHARE                      $  .69           $  .41          $  1.33            $   .78
                                                     ======           ======          =======            =======
DILUTED EARNINGS PER COMMON SHARE                    $  .65           $  .40          $  1.27            $   .77
                                                     ======           ======          =======            =======

SHARES OUTSTANDING FOR EPS CALCULATIONS
          BASIC                                   2,283,000        2,374,000        2,287,000          2,360,000
          DILUTED                                 2,400,000        2,430,000        2,393,000          2,396,000


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For the Six Months
                                                                                 Ended March 31,
                                                                              --------------------
                                                                              2002            2001
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $ 3,033        $ 1,840
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities                                            57            (36)
      Provision for loan losses                                                   90             30
      Depreciation                                                               576            582
      Other items - net                                                          (36)           742
                                                                             -------        -------
          Net cash provided by operating activities                            3,720          3,158
                                                                             -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale                                  (50,260)            --
  Proceeds from maturities of securities available for sale                       --          3,391
  Principal repayments on mortgage-backed securities available
    for sale                                                                  13,397          5,499
  Loan repayments (originations), net                                         22,074         (1,928)
  Investment in FHLB stock                                                       (72)          (177)
  Purchase of premises and equipment                                          (1,771)        (1,832)
  Sales of investment securities available-for-sale                              309            270
  Purchase of securities held to maturity                                    (25,772)            --
  Purchase of life insurance contracts                                        (5,000)            --
  Principal repayments on mortgage-backed securities held to maturity          2,564             --
                                                                             -------        -------
      Net cash (used in) provided by investing activities                    (44,531)         5,223
                                                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                    15,450         13,038
  Net increase (decrease) in FHLB advances                                    24,441        (12,075)
  Net decrease in advance payments by borrowers for
    taxes and insurance                                                         (657)          (263)
  Dividends paid                                                                (567)          (590)
  Purchase of common stock for treasury                                       (1,385)        (1,409)
                                                                             -------        -------
      Net cash provided by (used in) financing activities                     37,282         (1,299)
                                                                             -------        -------

NET DECREASE (INCREASE) IN CASH                                               (3,529)         7,082
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                24,108         10,384
                                                                             -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $20,579        $17,466
                                                                             =======        =======

See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 2002 and 2001 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2002 and 2001.


                                                     Three Months Ended         Six Months Ended
                                                          March 31,                 March 31,
                                                     -----------------         -----------------

                                                     2002         2001         2002         2001
                                                     ----         ----         ----         ----
                                                                    (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share                  2,283        2,374        2,287        2,360
Effect of dilutive securities:
  Stock options                                       117           --          106           28
  MSP stock grants                                     --           56           --            8
                                                    -----        -----        -----        -----
Weighted  average  number of common
  shares  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share                       2,400        2,430        2,393        2,396
                                                    =====        =====        =====        =====


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the six months ended March 31, 2002 and 2001.

                                                    2002            2001
                                                    ----            ----
Net income                                         $3,033          $1,840
Other comprehensive income (loss), net of tax        (599)          1,105
                                                   ------          ------
Total comprehensive income                         $2,434          $2,945
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

Comparison of Financial Condition at March 31, 2002 and September 30, 2001

The Company's total assets at March 31, 2002 and September 30, 2001 totaled $506.9 million and $467.5 million, respectively, an increase of $39.4 million or 8.4%.

Securities available-for-sale totaled $76.0 million and securities held to maturity totaled $23.8 million at March 31, 2002, which represents an increase of $58.6 million or 142% as compared to September 30, 2001. As part of a leveraging strategy, and to secure longer-term low cost funding in the current low interest rate environment, the Company purchased $49.7 million of mortgage-backed securities in November 2001 at an average yield of 5.42% and a projected average life of 4.7 years, which were funded, in part, by a $30 million FHLB advance. Additionally, the Company purchased $26.4 million of mortgage-backed securities at a yield of 5.60% fixed for the first five years and annually adjusted thereafter.

Loans receivable totaled $358.7 million at March 31, 2002, which represented a $22.1 million or 5.8% decrease compared to September 30, 2001. During the quarter and six months ended March 31, 2002, the Company de-emphasized long-term fixed rate mortgage loans in view of the low interest rate environment, which resulted in repayments exceeding loan originations. While mortgage loans decreased during the quarter and six month periods, consumer and commercial loans increased.

During the quarter, the Company purchased bank owned life insurance (BOLI) contracts totaling $5,000,000. Cash value yields are set by the insurance carrier annually and are currently 7.16% through December 31, 2002.

Total deposits, after interest credited, at March 31, 2002, were $358.4 million, which represents an increase of $15.5 million or 4.5% as compared to September 30, 2001.

Advances increased $24.4 million or 36.4% as compared to the amount at September 30, 2001. The increase was primarily due to additional FHLB advances at a weighted average interest rate of 4.91% and an average life of 8.45 years used to partially fund purchases of mortgage-backed securities during the three months ended December 31, 2001.

Stockholders' equity increased to $53.1 million at March 31, 2002, from $52.1 million at September 30, 2001, primarily due to earnings, offset somewhat by stock repurchased. During the six month period ended March 31, 2002, the Company repurchased 68,000 shares at an average price of approximately $20.29 per share.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2002 and 2001

Net Income. The Company had net income of $1,571,000 or $0.65 per diluted share, and $3,033,000 or $1.27 per share, for the three and six months ended March 31, 2002 as compared to net income of $970,000 or $0.40 per share, and $1,840,000 or $0.77 per share, for the three and six month periods ended March 31, 2001, respectively.

Total Interest Income. Total interest income decreased by $367,000 or 4.1% and $659,000 or 3.7% for the three and six months ended March 31, 2002, respectively, as compared to the same periods ended March 31, 2001 due primarily to a decrease in the mortgage loan portfolio. The average yield on loans decreased to 7.98% for the six months ended March 31, 2002 from 8.00% for the same period in 2001.

Total Interest Expense. Total interest expense decreased $1,161,000 or 22.0% and $2,240,000 or 20.8%, respectively, for the three and six month periods primarily due to a decrease in interest rates paid on deposits and advances.

Net Interest Income. Net interest income increased $794,000 or 22.1% and $1,581,000 or 22.6% for the three and six month periods ended March 31, 2002, as compared to the same periods ended March 31, 2001. Interest rates paid on deposits and advances continued to decrease during the periods as a result of lower market interest rates. Additionally, the Company increased origination of consumer and commercial loans, which have higher interest rates than mortgage loans.

Provision for Loan Losses. The provision for loan losses increased $30,000 and $60,000, respectively, for the three and six month periods ended March 31, 2002, as compared to the same periods in 2001, due primarily to management's assessment of the performance of the loan portfolio and the types and amount of loans made during the periods.

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


Management's judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank's historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. In recent years, the Bank's charge-offs have been low and, consequently, additions to the allowance have been more reflective of other qualitative factors such as the types of loans added during the period and statistical analysis of local and national charge-off percentages.

Non-Interest Income. Total non-interest income increased $275,000 and $691,000 for the three and six month periods ended March 31, 2002, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2001. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Gain on Sale of Securities. The Company realized a gain of $86,000 in the three and six month periods ended March 31, 2002 from the sale of equity securities.

Non-Interest Expense. Total non-interest expense increased $119,000 and $389,000, respectively, during the three and six months ended March 31, 2002, as compared to the same periods in 2001 due primarily to increases in occupancy expense, marketing and professional and other operating expenses. These increases are reflective of the Company's increased investment in branches, increased marketing activities and normal inflationary effects.

Income Tax Expense. Income taxes remained relatively stable at approximately 34% to 35% of income before income taxes.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. As of March 31, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:

                                           Amount             Percent
                                           ------             -------
                                       (In thousands)

Tangible capital                          $43,790             8.65%
Tangible capital requirement               10,129             2.00%
                                           ------            -----
Excess over requirement                   $33,661             6.65%
                                          =======            =====

Core capital                              $43,790             8.65%
Core capital requirement                   20,257             4.00%

Excess over requirement                   $23,533             4.65%
                                          =======            =====

Risk based capital                        $47,079            16.48%
Risk based capital requirement             22,855             8.00%
                                          =======            =====
Excess over requirement                   $24,224             8.48%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and repayments of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 2002, such borrowed funds totaled $91.6 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2001.

Key Operating Ratios

                                              At or For the                     At or For the
                                            Three Months Ended                 Six Months Ended
                                                  March 31,                         March 31,
                                          ------------------------         -----------------------
                                          2002(1)          2001(1)         2002(1)         2001(1)
                                          -------          -------         -------         -------
                                               (Unaudited)                       (Unaudited)
Return on average assets                    1.25%           0.86%           1.23%           0.81%
Return on average equity                   11.93%           8.17%          11.52%           7.61%
Average interest rate spread                3.20%           2.53%           3.16%           2.44%
Nonperforming assets to total assets        0.36%           0.30%           0.36%           0.30%
Nonperforming loans to total loans          0.46%           0.29%           0.46%           0.29%
Average net interest margin                 3.66%           3.17%           3.65%           3.08%
Tangible book value per share             $22.37          $20.47          $22.37          $20.47

--------------------------------------
(1)      Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On  January  23,  2002,   the  Company  held  its  annual  meeting  of
          stockholders and the following items were presented:

          Election of Directors: Mary Coon Biggs and Thomas F. Kramer, M.D. were reelected as directors for terms of three years ending in 2005 and until their successors are elected and qualified. Ms. Biggs received 2,162,630 votes in favor and 4,741 votes were withheld. Dr. Kramer received 2,162,959 votes in favor and 4,412 votes were withheld.

          Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 2002 fiscal year: Deloitte & Touche LLP was ratified as the Company's auditors with 2,156,371 votes for, 3,400 votes against, and 7,600 abstentions.

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


                                   TECHE HOLDING COMPANY



Date: May 13, 2002                 By:/s/Patrick O. Little
                                     -----------------------
                                     Patrick O. Little
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: May 13, 2002                 By:/s/J.L. Chauvin
                                     -----------------------
                                     J.L. Chauvin
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)