Form 10-Q
period 2002-06-30
TECHE HOLDING CO
filed 2002-08-13
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2002
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

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
                                                   -----------------------------

                                      N/A
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2002.

            Class                                              Outstanding
------------------------------------                     ----------------------
$.01 par value common stock                                     2,372,487

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            At                  At
                                                                         June 30,          September 30,
                                                                           2002                2001*
                                                                        -----------        -------------
                                                                        (Unaudited)
ASSETS
Cash and cash equivalents.............................................   $ 29,080             $ 24,108
Securities available-for-sale, at estimated
  fair value (amortized cost of $72,725 and $40,164)..................     73,461               41,230
Securities held to maturity...........................................     22,806                   --
Loans receivable, net of allowance for loan losses
  of $3,447 and $3,436)...............................................    356,557              380,830
Accrued interest receivable...........................................      2,635                2,387
Investment in Federal Home Loan Bank stock, at cost...................      4,884                4,776
Real estate owned, net................................................        423                  282
Prepaid expenses and other assets.....................................      5,712                  734
Premises and equipment, at cost less accumulated depreciation.........     14,058               13,184
                                                                         --------             --------
      TOTAL ASSETS....................................................   $509,616             $467,531
                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits..............................................................   $355,840             $342,917
Advances from Federal Home Loan Bank..................................     94,471               67,120
Advance payments by borrowers for taxes and insurance.................      1,172                1,642
Accrued interest payable..............................................        653                  964
Accounts payable and other liabilities................................      2,622                2,776
                                                                         --------             --------
      Total liabilities...............................................    454,758              415,419
                                                                         --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,354,875 shares issued...............................         43                   43
  Preferred stock, 5,000,000 shares authorized;
    none issued.......................................................         --                   --
  Additional paid in capital..........................................     44,161               43,374
  Retained earnings...................................................     40,417               36,609
  Unearned ESOP shares................................................       (840)              (1,089)
  Treasury stock - 1,982,488 and 1,894,748 shares, at cost............    (29,402)             (27,518)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes.............................................        479                  693
                                                                         --------             --------
      Total stockholders' equity......................................     54,858               52,112
                                                                         --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................   $509,616             $467,531
                                                                         ========             ========

---------------------
* The consolidated balance sheet at September 30, 2001 has been taken from the audited balance sheet at that date.

            See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                       For the Three Months                     For the Nine Months
                                                          Ended June 30                           Ended June 30,
                                                  ------------------------------       -------------------------------
                                                      2002              2001               2002                2001
                                                  ------------      ------------       ----------           ----------
INTEREST INCOME
  Interest and fees on loans..................      $ 7,080           $ 7,926           $ 21,867              $ 23,618
  Interest and dividends on investments.......        1,259               800              3,394                 2,757
  Other interest income.......................           65                93                242                   202
                                                    -------           -------           --------              --------
                                                      8,404             8,819             25,503                26,577
                                                    -------           -------           --------              --------
INTEREST EXPENSE:
  Deposits....................................        2,566             3,621              8,366                10,840
  Advances from Federal Home Loan Bank........        1,378             1,472              4,099                 5,014
                                                    -------           -------           --------              --------
                                                      3,944             5,093             12,465                15,854
                                                    -------           -------           --------              --------
NET INTEREST INCOME...........................        4,460             3,726             13,038                10,723
PROVISION FOR LOAN LOSSES.....................           55                15                145                    45
                                                    -------           -------           --------              --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES.............................        4,405             3,711             12,893                10,678
                                                    -------           -------           --------              --------

NON-INTEREST INCOME:
  Service charges and other...................        1,878             1,693              5,607                 4,753
  Gain on sale of real estate owned...........           --                17                 20                    20
  Gain on sale of fixed assets................            3                19                 --                    19
  Other income................................          146                34                229                   109
                                                    -------           -------           --------              --------
TOTAL NON-INTEREST INCOME.....................        2,027             1,763              5,856                 4,901
                                                    -------           -------           --------              --------

Gain on sale of securities ...................           --                29                 86                    95

NON-INTEREST EXPENSE:
  Compensation and employee benefits..........        1,865             1,630              5,514                 4,981
  Occupancy expense...........................          796               944              2,522                 2,562
  Marketing and professional..................          606               384              1,594                 1,113
  Other operating expenses....................          705               772              2,092                 2,436
                                                    -------           -------           --------              --------
      TOTAL NON-INTEREST EXPENSE..............        3,972             3,730             11,722                11,092
                                                    -------           -------           --------              --------
INCOME BEFORE INCOME TAXES....................        2,460             1,773              7,113                 4,582
INCOME TAXES..................................          834               612              2,454                 1,581
                                                    -------           -------           --------              --------
NET INCOME....................................      $ 1,626           $ 1,161           $  4,659              $  3,001
                                                    =======           =======           ========              ========
BASIC EARNINGS PER COMMON SHARE...............      $  0.71           $  0.50           $   2.04              $   1.27
DILUTED EARNINGS PER COMMON SHARE.............      $  0.67           $  0.48           $   1.93              $   1.25

SHARES OUTSTANDING FOR EPS
CALCULATIONS
          BASIC...............................    2,293,000         2,341,000          2,289,000             2,359,000
          DILUTED.............................    2,434,000         2,416,000          2,410,000             2,410,000



            See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 For the Nine Months
                                                                                    Ended June 30,
                                                                               ------------------------
                                                                                 2002           2001
                                                                               ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  ............................................................   $  4,659         $  3,001
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses...........................................        145               45
      Depreciation........................................................        836              895
      Other items - net...................................................       (574)             920
                                                                             --------         --------
      Net cash provided by operating activities...........................      5,066            4,861
                                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities available for sale....................    (55,460)              --
  Proceeds from maturities of investment securities available for sale....         --            3,411
  Principal repayments on mortgage-backed securities available
    for sale..............................................................     22,572           10,483
  Loans repayments (originated) net.......................................     24,220             (479)
  (Increase) decrease in investment in FHLB stock.........................       (108)           1,048
  Purchase of premises and equipment      ................................     (1,710)          (2,957)
  Sales of investment securities available-for-sale.......................        342              429
  Purchase of mortgage-backed securities held to maturity.................    (25,772)              --
  Purchase of life insurance contracts....................................     (5,000)              --
  Principal repayments on mortgage-backed securities held to maturity.....      2,966               --
                                                                             --------         --------
      Net cash (used in) provided by investing activities.................    (37,950)          11,935
                                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits................................................     12,923           23,247
  Net increase (decrease) in FHLB advances................................     27,351          (33,259)
  Net decrease in advance payments by borrowers for
    taxes and insurance...................................................       (470)            (153)
  Dividends paid..........................................................       (851)            (879)
  Purchase of common stock for treasury...................................     (1,884)          (2,019)
  Exercise of stock options...............................................        787              855
                                                                             --------         --------
      Net cash provided by (used in) financing activities.................     37,856          (12,208)
                                                                             --------         --------

NET INCREASE IN CASH......................................................      4,972            4,588
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................     24,108           10,384
                                                                             --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................   $ 29,080         $ 14,972
                                                                             ========         ========



            See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 2002 and 2001 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2002 and 2001.


                                                            Three Months Ended           Nine Months Ended
                                                                 June 30,                    June 30,
                                                        --------------------------   -----------------------
                                                           2002           2001          2002          2001
                                                        ------------   -----------   -----------   ---------
                                                                         (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic earnings per common share..................      2,293          2,341        2,289          2,359
Effect of dilutive securities:
  Stock options.......................................        141             75          121             46
  MSP stock grants....................................         --             --           --              5
                                                         --------       --------     --------       --------
Weighted  average  number of common shares
  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  earnings per common share...........................      2,434          2,416        2,410          2,410
                                                         ========       ========     ========       ========


NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Corporation, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Corporation's comprehensive income for the nine months ended June 30, 2002 and 2001.


                                                   2002              2001
                                                 --------          --------
Net income                                       $  4,659          $  3,001
Other comprehensive (loss) income, net of tax        (214)              968
                                                 --------          --------

Total Comprehensive Income                       $  4,445          $  3,969
                                                 ========          ========

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

Comparison of Financial Condition at June 30, 2002 and September 30, 2001

The Company's total assets at June 30, 2002 and September 30, 2001 totaled $509.6 and $467.5 million, respectively, an increase of $42.1 million or 9.0%.

Securities available-for-sale totaled $73.5 million and securities held to maturity totaled $22.8 million at June 30, 2002, which represents an increase of $55.0 million or 133% as compared to September 30, 2001. As part of a leveraging strategy, and to secure longer-term low cost funding in the current low interest rate environment, the Company purchased $49.7 million of mortgage-backed securities in November 2001 at an average yield of 5.42% and a projected average life of 4.7 years, which were funded in part by a $30 million FHLB advance. Additionally, the Company purchased $32.1 million of mortgage- backed securities at fixed rates for 5 years and annually adjusting thereafter.

Loans receivable totaled $356.6 million at June 30, 2002, which represented a decrease of $24.3 million or 6.4% compared to September 30, 2001. During the quarter and the nine months ended June 30, 2002, the Company de-emphasized long-term fixed-rate mortgage loans in view of the low interest rate environment, which resulted in repayments exceeding loan originations. While conventional mortgage loans decreased during the quarter and the nine month periods, consumer and commercial loans increased.

Total deposits increased to $355.8 million at June 30, 2002, an increase of $12.9 million or 3.8% as compared to September 30, 2001.

Advances increased $27.4 million or 40.8% as compared to the amount at September
30,  2001.   Advances  have  fixed  interest  rates  and  are  amortizing   over
approximately 15 years.

Stockholders' equity increased to $54.9 million at June 30, 2002, from $52.1 million at September 30, 2001, primarily as a result of net income and the proceeds from the exercise of stock options, offset somewhat by stock repurchased and cash dividends paid. During the nine month period, the Company repurchased 87,740 shares at an average price of $21.46 per share.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2002 and 2001

Net Income. The Company had net income of $1,626,000 and $4,659,000 for the three and nine months ended June 30, 2002 as compared to net income of $1,161,000 and $3,001,000 for the three and nine month periods ended June 30, 2001, respectively. The increases during both periods were due primarily to increases in net interest income.

Total Interest Income. Total interest income decreased by $415,000 or 4.7% and $1,074,000 or 4.0% for the three and nine months ended June 30, 2002, respectively, as compared to the same periods ended June 30, 2001 due primarily to a decrease in the mortgage loan portfolio. The average yield on loans decreased to 7.84% for the nine months ended June 30, 2002 from 8.05% in 2001, while the average yield on investments decreased to 4.99% for the nine months ended June 30, 2002, from 6.36% in 2001.

Total Interest Expense. Total interest expense decreased $1,149,000 or 22.6% and $3,389,000 or 21.4% for the three and nine month periods primarily due to a decrease in interest rates paid on deposits.

Net Interest Income. Net interest income increased by $734,000 or 19.7% and $2,315,000 or 21.6% for the three and nine months ended June 30, 2002, respectively, as compared to same periods ended June 30, 2001 due primarily to an increase in loan yield resulting from an increase in consumer loans.

Provision for Loan Losses. The provision for loan losses increased $40,000 for the three months ended June 30, 2002 and $100,000 for the nine months ended June 30, 2002, as compared to the same periods in 2001.

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

Non-interest Income. Total non-interest income increased $264,000 and $955,000 for the three and nine month periods ended June 30, 2002, primarily due to increased service charges.

Non-interest Expense. Total non-interest expense increased $242,000 and $630,000, respectively, during the three and nine months ended June 30, 2002, as compared to the same periods in 2001 due primarily to increases in compensation and benefit expenses attributable to the Company's improved financial and market performance during the periods. Compensation and ESOP expense increased during the three and nine month periods as a result of higher incentive based compensation and the higher market value of the Company's common stock, which increased expenses associated with the Company's ESOP.


Income Tax Expense. Income taxes remained relatively unchanged as a percentage of income before income taxes.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. At June 30, 2002 the Bank was in compliance with its three regulatory capital requirements as follows:


                                                 Amount              Percent
                                                 ------              -------
                                             (In thousands)

Tangible capital..........................       $44,892              8.84%
Tangible capital requirement..............        10,160              2.00
                                                 -------             -----
Excess over requirement...................       $34,732              6.84%
                                                 =======             =====

Core capital..............................       $44,892              8.84%
Core capital requirement..................        20,320              4.00
                                                 -------             -----
Excess over requirement...................       $24,572              4.84%
                                                 =======             =====

Risk based capital........................       $48,199             17.17%
Risk based capital requirement............        22,464              8.00
                                                 -------             -----
Excess over requirement...................       $25,735              9.17%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of June 30, 2002, such borrowed funds totaled $94.5 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the year ended September 30, 2001.

Key Operating Ratios


                                       At or For the Three Months         At or For the Nine Months
                                             Ended June 30,                    Ended June 30,
                                             --------------                    --------------
                                        2002(1)           2001(1)         2002(1)          2001(1)
                                        -------           -------         -------          -------
                                               (Unaudited)                       (Unaudited)

Return on average assets...............   1.29%             .99%           1.25%              .85%
Return on average equity...............  12.03%            9.15%          11.69%             8.04%
Average interest rate spread...........   3.31%            2.75%           3.21%             2.58%
Nonperforming assets to total assets...    .31%             .22%            .31%              .22%
Nonperforming loans to total loans.....    .33%             .23%            .33%              .23%
Average net interest margin............   3.75%            3.32%           3.68%             3.16%
Tangible book value per share.......... $23.13           $20.75          $23.13            $20.75


----------------------------------------
(1)      Annualized where appropriate.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                         99.1-- Certification Pursuant to 12 U.S.C. Section 1350

                  (b)    Reports on Form 8-K

                         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHE HOLDING COMPANY



Date: August 13, 2002         By:   /s/ Patrick O. Little
                                    -----------------------------------------
                                    Patrick O. Little
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 13, 2002         By:   /s/ J. L. Chauvin
                                    -----------------------------------------
                                    J. L. Chauvin
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)