Form 10-K
period 2002-09-30
TECHE HOLDING CO
filed 2002-12-30
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    September 30, 2002
                          --------------------------------------------------

                                                      - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission Number:  1-13712

                              TECHE HOLDING COMPANY
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      Louisiana                           72-1287456
---------------------------------------------     --------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
  or organization)                                       Identification No.)

211 Willow Street                                         70538
---------------------------------------------     -------------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code:     (337) 828-3212
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                Name of Each Exchange on which Registered
 ----------------------------       -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on December 16, 2002, was $51.6 million (1,902,469 shares at $27.12 per share).

         As of December 16, 2002 there were issued and outstanding 2,336,748 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1.  Business
-------  --------

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

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne and upper Lafourche Parishes, Louisiana (the "primary market area"). Teche Federal conducts its business from its main office and two branch offices in New Iberia, Louisiana, and twelve branch offices located in Morgan City, Bayou Vista, Lafayette (three offices), Breaux Bridge and Houma (three offices), Thibodaux and Franklin, Louisiana.

         The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

Market Area/Competition

         Teche Federal's home office is located in Franklin, St. Mary Parish, Louisiana. The Bank also has branch offices in the contiguous Parishes of Iberia, St. Martin, Lafayette, Terrebonne and Lafourche.

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

Lending Activities

         The Bank's lending strategy has historically focused on the origination of traditional one-to-four- family mortgage loans with the primary emphasis on single family residences in the Bank's primary market area. Additionally, management emphasizes the origination of consumer loans (primarily home equity loans), alternative mortgage loans, commercial loans and commercial real estate loans for retention in the Company's loan portfolio. Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank's standard loan underwriting criteria.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                           At September 30,
                                 ---------------------------------------------------------------------------------------------------
                                        2002                 2001                2000                  1999               1998
                                 -------------------  ------------------- -------------------     ----------------   ---------------
                                             Percent            Percent              Percent              Percent           Percent
                                    Amount  of Total   Amount   of Total    Amount   of Total     Amount  of Total   Amount of Total
                                    ------  --------   ------   --------    ------   --------     ------  --------   ------ --------
                                                                          (Dollars in Thousands)
Residential real estate mortgage
loans:
  One- to four-family..........   $253,668   71.60%  $293,435      76.21% $310,505     79.47%   $296,602    85.43% $301,071   86.20%
  Construction/permanent loans.      8,814    2.49      8,908       2.31    10,821      2.77       4,620     1.33     3,873    1.11
  Multi-family.................      5,804    1.64      1,107       0.29     1,186      0.30       1,318     0.38     1,934    0.55
Commercial real estate loans...      7,792    2.20     10,775       2.80     5,465      1.40       5,207     1.50     6,261    1.79
Commercial non-real estate loans     3,295    0.93         --         --        --        --          --       --        --      --
Land loans.....................      8,750    2.47      9,161       2.38     8,173      2.09       5,501     1.58     1,604    0.46

Consumer loans:
  Home equity loans ...........     40,779   11.51     36,039       9.36    33,007      8.45      19,655     5.66    20,186    5.78
  Loans on savings accounts....      3,978    1.12      4,536       1.18     4,960      1.27       5,166     1.49     5,881    1.69
  Other........................     21,409    6.04     21,051       5.47    16,617      4.25       9,112     2.63     8,458    2.42
                                  --------  ------   --------     ------  --------    ------    --------   ------  --------  ------
       Total loans.............    354,289  100.00%   385,012     100.00%  390,734    100.00%    347,181   100.00%  349,267  100.00%
                                            ======                ======              ======               ======            ======
Less:
  Allowance for loan losses....      3,459              3,436                3,630                 3,537              3,515
  Deferred loan fees, net......        207                746                  592                   658                580
                                  --------           --------             --------              --------           --------
       Net loans..............    $350,623           $380,830             $386,512              $342,986           $345,172
                                  ========           ========             ========              ========           ========

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's residential construction and commercial real estate loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.


                                                    Residential
                                                   Construction/     Commercial
                                                     Permanent       Real Estate
                                                     ---------       -----------

Amounts due:
  1 year or less...............................       $1,934            $1,692
                                                      ------            ------
  After 1 year:
    1 year to 5 years..........................            -             3,601
    More than 5 years..........................        6,880             2,499
                                                      ------            ------

      Total due after September 30, 2003.......        6,880             6,100
                                                      ------            ------

      Total amount due.........................       $8,814            $7,792
                                                      ======            ======


         The  following  table  sets  forth the  dollar  amount  of  residential construction/permanent loans and commercial real estate loans due after September 30, 2003 that have pre-determined interest rates and that have floating or adjustable interest rates.


                                                        Floating or
                                               Fixed     Adjustable
                                               Rates       Rates           Total
                                               -----     ---------         -----
                                                      (In Thousands)

Residential construction/permanent........    $ 6,880      $    -        $ 6,880
Commercial real estate....................      4,690       1,410          6,100
                                              -------      ------        -------
      Total...............................    $11,570      $1,410        $12,980
                                              =======      ======        =======


         One- to Four-Family Residential Loans. Teche Federal generally originates single-family owner occupied residential mortgage loans in amounts up to 80% of the lower of the appraised value or selling price of the property securing the loan. The Bank also originates such loans in amounts up to 100% of the lower of the appraised value or selling price of the mortgaged property, provided that private mortgage insurance is provided on the amount in excess of 90% of the lesser of the appraised value or selling price.

         The Bank offers  fixed-rate  and  adjustable-rate  mortgage  loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $41.1 million of fixed-rate mortgage loans during the year ended September 30, 2002.

         Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet the Bank's standard loan underwriting criteria due to, among other things, higher loan to value ratios, lack of private mortgage insurance, weaker credit characteristics of the borrower, absence of credit history or the non-conforming nature of the property securing the loan. Because these loans may have higher credit risks, they also provide higher yields to the Bank. The Bank attempts to minimize the credit risk by ensuring that the borrowers meet some of the Bank's standard underwriting criteria and securing such loans only by residential real estate. At September 30, 2002, alternative mortgage loans comprised $31.6 million or 8.9% of the total loan portfolio.

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

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi- family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2002 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $6.1 million with no single loan larger than $1.9 million.

         Commercial Non-real Estate Loans. At September 30, 2002, the Bank had $3.3 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank's market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. This portfolio grew during the 2002 fiscal year, and the Bank anticipates that this portfolio will continue to grow. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

         Land Loans. At September 30, 2002, the Bank had $8.8 million invested in residential lot loans to individuals.

         Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2002, home equity mortgage loans totaled $40.8 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125.00% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

         Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans, credit card loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

         Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2002, the Bank had $4.0 million of loans secured by deposits.

         Teche Federal also originates automobile and mobile home loans. At September 30, 2002, the Bank had $4.1 million and $13.0 million of automobile and mobile home loans, respectively.

         The Bank has a credit card program whereby customers are offered revolving credit through Teche Federal credit cards which are serviced by a third-party vender. At September 30, 2002, such credit cards had a balance of $1.3 million. The Bank sold this portfolio in November 2002.

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

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $6.9 million as of September 30, 2002.

Non-Performing and Problem Assets

         General. Teche Federal's primary market area is dependent, to a certain extent, on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. Management continually monitors its loan portfolio for appropriate underwriting standards.

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

                                                                      At September 30,
                                                   -----------------------------------------------------
                                                     2002        2001        2000       1999      1998
                                                    ------    --------    --------    -------    ------
                                                                   (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences .................................   $  919    $    294    $    793    $   609    $  640
   All other mortgage loans .....................      216          71          76         --        --
 Consumer .......................................      440         300         144         51        83
                                                    ------    --------    --------    -------    ------
      Total .....................................   $1,575    $    665    $  1,013    $   660    $  723
                                                    ======    ========    ========    =======    ======

Accruing loans which are contractually past
due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to
     four-family residences .....................   $   --    $     --    $     --    $    --    $   --
   All other mortgage loans .....................      736          --          --         --        --
 Consumer .......................................       --          --          --         --        --
                                                    ------    --------    --------    -------    ------
      Total .....................................   $  736    $     --    $     --    $    --    $   --
                                                    ======    ========    ========    =======    ======
Total non-performing loans ......................   $2,311    $    665    $  1,013    $   660    $  723
                                                    ======    ========    ========    =======    ======

Real estate owned ...............................   $  580    $    282    $    232    $   178    $  331
                                                    ======    ========    ========    =======    ======
Total non-performing assets .....................   $2,891    $    947    $  1,245    $   838    $1,054
                                                    ======    ========    ========    =======    ======
Total non-performing loans to total loans
  outstanding before allowance ..................      .65%        .18%        .28%       .24%      .21%
                                                    ======    ========    ========    =======    ======
Total non-performing loans to total assets ......      .45%        .14%        .21%       .15%      .18%
                                                    ======    ========    ========    =======    ======
Total non-performing assets to total assets .....      .56%        .21%        .26%       .19%      .26%
                                                    ======    ========    ========    =======    ======

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2002.

         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 2002, the Bank had REO with a net balance of $580,000.

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

         Management's judgment as to the level of the allowance for loan losses involves the consideration of the following factors: current and anticipated economic conditions and their potential effects on borrowers, an evaluation of the existing relationships among borrowers and loans, the present level of the allowance, the Bank's historical loss experience, the historical charge-off percentages for state and national savings banks, the results of examinations of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In addition, management considers changes in loan concentrations by type of loan that occurred during the period. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. In determining the collectibility of certain loans, the estimated value of any underlying collateral is considered. Management also takes into account the total amount of past due loans and within such group, the amount that is thirty, sixty, ninety or one-hundred twenty days past due. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages and commercial loans are also generally evaluated for impairment individually.

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

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The change in allocation from September 30, 2001 to September 30, 2002 reflects the relative balances at year end of each loan category as well as management's assessment at year end of the risk characteristics of each loan category.

                                                                           At September 30,
                               -----------------------------------------------------------------------------------------------------
                                       2002                 2001                  2000            1999                1998
                               ---------------------  ------------------ ------------------- ------------------ --------------------
                                          Percent of          Percent of         Percent of          Percent of          Percent of
                                           Loans to            Loans to           Loans to            Loans to            Loans to
                                  Amount Total Loans  Amount Total Loans Amount Total Loans  Amount Total Loans  Amount Total Loans
                                  ------ -----------  ------ ----------- ------ -----------  ------ -----------  ------ -----------
                                                                         (Dollars in Thousands)
At end of year allocated to:
One- to four-family...........   $1,866     71.60%    $2,595     76.21%  $2,742      79.47%  $2,664     85.43%   $2,600      86.20%
Multi-family and commercial
  real estate.................      350      3.84        114      3.09      121       1.70      121      1.88       246       2.34
Construction..................        5      2.49         15      2.31       16       2.77       15      1.33        24       1.11
Home equity...................      562     11.51        386      9.36      429       8.45      423      5.66       430       5.78
Consumer and other loans......      676     10.56        326      9.03      322       7.61      314      5.70       215       4.57
                                 ------    ------     ------    ------   ------      -----   ------     -----     -----     ------
Total allowance(1)............   $3,459    100.00%    $3,436    100.00%  $3,630     100.00%  $3,537    100.00%   $3,515     100.00%
                                 ======    ======     ======    ======   ======     ======   ======    ======     =====     ======

------------------------
(1)  Includes specific reserves for assets classified as loss.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                         At September 30,
                                                -----------------------------------------------------------------
                                                  2002          2001          2000          1999          1998
                                                ---------     ---------     ---------     ---------     ---------
                                                                     (Dollars in Thousands)

Total loans outstanding, net ................   $ 350,623     $ 380,830     $ 386,512     $ 342,986     $ 345,172
                                                =========     =========     =========     =========     =========
Average loans outstanding ...................   $ 364,676     $ 389,963     $ 382,173     $ 340,540     $ 349,769
                                                =========     =========     =========     =========     =========

Allowance balances (at beginning of year) ...   $   3,436     $   3,630     $   3,537     $   3,515     $   3,355
                                                ---------     ---------     ---------     ---------     ---------

Provision ...................................         205            80           120           150           180
                                                ---------     ---------     ---------     ---------     ---------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units ...............         (99)          (91)          (23)          (60)          (56)
  Construction loans ........................          --            --            --            --            --
  Multi-family and commercial
    real estate loans .......................          (1)          (10)           --            --            --
  Land loans ................................          (1)           --            --            --            --
  Other .....................................        (114)         (185)          (66)         (112)           (8)
                                                ---------     ---------     ---------     ---------     ---------
      Total charge-offs .....................        (215)         (286)          (89)         (172)          (64)
Recoveries
  Residential real estate mortgage loans:
    One- to four-family units ...............           5             1            19            38            18
  Construction loans ........................          --            --            --            --            --
  Multi-family and commercial
     real estate loans ......................          --            --            --            --            22
  Land loans ................................          --            --            --            --            --
  Other .....................................          28            11            43             6             4
                                                ---------     ---------     ---------     ---------     ---------
      Total recoveries ......................          33            12            62            44            44
                                                ---------     ---------     ---------     ---------     ---------
  Net (charge-offs) .........................        (182)         (274)          (27)         (128)          (20)
                                                ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of year) ..........   $   3,459     $   3,436     $   3,630     $   3,537     $   3,515
                                                =========     =========     =========     =========     =========

Allowance for loan losses to total loans
  outstanding before allowance ..............         .98%          .89%          .93%         1.02%         1.01%
Net loans charged off as a percent of average
loans outstanding before allowance ..........         .05%          .07%          .01%          .04%          .01%


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

         The Company's investments in mortgage-backed securities and CMO's includes securities issued by government agencies, private issuers and financial institutions. At September 30, 2002, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal-only securities. The CMO's held by the Company at September 30, 2002 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2002, the Bank had CMO's with an aggregate estimated market value of $10.7 million, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.


                                                   At September 30,
                                            ------------------------------
                                              2002       2001       2000
                                            --------   --------   --------
                                                    (In Thousands)

Investment securities issued by U.S.
  government agencies and corporations..... $     --   $     --   $  3,385
FHLB Stock ................................    5,211      4,776      5,781
Mortgage-backed securities ................   84,034     21,532     30,949
CMO's .....................................   10,744     19,395     22,181
Municipal obligations .....................       59         70         93
Equity securities .........................      170        233        601
                                            --------   --------   --------
   Total investment and mortgage-backed
      securities ..........................  100,218     46,006     62,990
Interest-bearing deposits .................   24,767     13,777        860
                                            --------   --------   --------
   Total investments ...................... $124,985   $ 59,783   $ 63,850
                                            ========   ========   ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2002.

                                                                  As of September 30, 2002
                        ------------------------------------------------------------------------------------------------------------
                                                                                    More than
                         One Year or Less  One to Five Years Five to Ten Years      Ten Years            Total Investments
                        ------------------ ----------------- ----------------- ----------------- -----------------------------------
                         Amortized Average Amortized Average Amortized Average Amortized Average Amortized Average  Carrying  Market
                           Cost     Yield     Cost    Yield    Cost     Yield     Cost    Yield    Cost     Yield    Value    Value
                          ------   -------   ------  -------  ------   -------   ------  -------  ------   -------  -------   ------
                                                                     (Dollars in Thousands)

Mortgage-backed
  securities available
  for sale(1).............  $ 513    7.78%    $ 12    9.00%    $ 56     9.00%   $51,588    5.05%   $52,169   5.08% $ 53,137 $ 53,137
Mortgage-backed
  securities held-to-
  maturity................      -       -        -       -        -        -     30,897    5.45     30,897   5.49    30,897   31,188
CMO's held to
  maturity(1).............      -       -        -       -        -        -     10,630    5.30     10,630   5.30    10,744   10,744
FHLB stock................      -       -        -       -        -        -          -       -      5,211   3.00     5,211    5,211
Municipal obligations(2)..     59    4.37        -       -        -        -          -       -         59   4.37        59       59
Equity securities.........      -       -        -       -        -        -          -       -        151      -       170      170
                            -----             ----             ----             -------            -------         -------- --------
      Total...............  $ 572    7.43%    $ 12    9.00%    $ 56     9.00%   $93,115    5.20%   $99,117   5.09% $100,218 $100,509
                            =====             ====             ====             =======            =======         ======== ========

------------------------
(1)  Does not assume prepayments.
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

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

         Non-interest bearing demand accounts constituted $25.2 million, or 7.2% of the Bank's deposit portfolio at September 30, 2002. Money market accounts and NOW accounts constituted $101.8 million, or 29.2% of the Bank's deposit portfolio at September 30, 2002. Regular savings accounts constituted $26.2 million, or 7.5% of the Bank's deposit portfolio at September 30, 2002. Certificates of deposit constituted $195.9 million or 56.1% of the deposit portfolio, including $57.7 million of which had balances of $100,000 and over. As of September 30, 2002, the Bank had no brokered deposits.

         Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002.


                                            Certificates     Weighted
                                             of Deposit    Interest Rate
                                             ----------    -------------
                                           (In Thousands)
Maturity Period:
---------------
3 months or less.......................       $ 7,737            3.39%
Over 3 through 6 months................         7,610            3.31
Over 6 through 12 months...............        12,985            3.20
Over 12 months.........................        29,336            4.72
                                              -------            ----
Totals.................................       $57,668            4.01%
                                              =======            ====

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2002, Teche Federal had $103.5 million in advances outstanding from the FHLB of Dallas.

         The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:

                                               At or For the Year Ended September 30,
                                               --------------------------------------
                                                     2002       2001      2000
                                                   -------    -------   -------
                                                       (Dollars in Thousands)
FHLB advances:
  Average balance outstanding ..................   $   167    $25,946   $52,500
  Maximum amount outstanding at any
     month-end during the year .................     8,000     60,700    60,700
  Balance outstanding at end of year ...........         -          -    57,500
  Weighted average interest rate during the year      2.68%      6.26%     6.00%
  Weighted average interest rate at end of year          -%         -%     6.60%


Subsidiary Activity

         The only subsidiary of the Company is Teche Federal Savings Bank.

         As of September 30, 2002, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $104,473. FISI was inactive at September 30, 2002.

Personnel

         As of September 30, 2002, the Bank had 205 full-time and 50 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation to Curtail Corporate Accounting Irregularities.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act which were effective August 29, 2002, and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.

         The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require the chief executive officer and chief financial officer of the Company to personally certify certain SEC filings and financial statements and to certify as to the existence of disclosure controls and procedures within the Company are designed to ensure that information required to be disclosed by the Company in its SEC filings is processed, summarized and reported accurately.

         The Act and regulations promulgated thereunder by the SEC also impose additional measures to be taken by the Company's officers, directors and outside auditors and impose accelerated reporting requirements by officers and directors of the Company in connection with certain changes in their equity holdings of the Company. Implementation of and compliance with the Act and corresponding regulations will likely increase the Company's expenses.

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

Regulation of the Bank

         General. As a federally chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund (the "SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings associations that receive the highest supervision rating for safety and soundness and 4% of total adjusted assets for all other associations, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's capital levels can be found at Note 17 to the Consolidated Financial Statements included as part of
Exhibit 13 to this report.

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

         The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 2002.


                                                          NPV as % of PV
                            Net Portfolio Value             of Assets
                            -------------------        --------------------
     Change                                              NPV
   in Rates(1)   $ Amount  $Change(2)   %Change(3)     Ratio(4)    Change(5)
   -----------   --------  ----------   ----------     --------    ---------
                           (Dollars in Thousands)
     +300 bp       60,626    5,616         +10%          11.77%       +156 bp
     +200 bp       61,247    6,237          +11          11.68        +146
     +100 bp       59,837    4,827          + 9          11.23        +102
        0 bp       55,010        -                       10.21
     -100 bp       47,740   -7,270          -13           8.79        -142


-------------------
(1) The -200bp and -300bp scenarios are not shown due to low interest rate environment.
(2) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(3) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(4)  Calculated as the estimated NPV divided by average total assets.
(5) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.


                                                  September 30,    September 30,
                                                      2002             2001
                                                  -------------    -------------
*** RISK MEASURES: -100 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets...     10.21%           12.44%
Exposure Measure: Post-Shock NPV Ratio .........      8.79%           11.36%
Sensitivity Measure: Change in NPV Ratio .......       142 bp           108bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets .............      1.16%            1.61%


         As the table shows, increases in interest rates would result in net increases in the Bank's NPV, while decreases in interest rates will result in a net decrease in the Bank's NPV. (The Bank's NPV decreases by 13.9% if interest rates decrease by 100 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.
Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

         In times of decreasing interest rates, the value of fixed-rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2002, the Bank was in compliance with its QTL requirement with 93.8% of its assets invested in QTIs.

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

Item 2.  Description of Properties
-------  -------------------------

Properties

         The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and fourteen offices. The Bank's total investment in office property and equipment was $22.2 million with a net book value of $15.2 million at September 30, 2002. The Bank currently operates automated teller machines at most of its branch offices.

Item 3.  Legal Proceedings
-------  ----------------

         Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the heading "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2002 ("Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

         See the information that appears under the heading "Net Portfolio Value Analysis - Interest Rate Risk" in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The  Consolidated   Financial  Statements  of  Teche  Holding  and  its
subsidiaries, together with the report thereon by Deloitte & Touche LLP, appear in the Annual Report and are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 22, 2003 (the "Proxy Statement"), which was filed with the Commission on December 16, 2002, is incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

Item 11.  Executive Compensation
--------  ----------------------

         The above-captioned information appears under the heading "Director and Executive Officer Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

         Set forth below is information as of September 30, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                      (a)                     (b)                         (c)
                                                                                                  Number of securities
                                             Number of securities       Weighted-average        remaining available for
                                               to be issued upon       exercise price of         future issuance under
                                                  exercise of             outstanding             equity compensation
                                             outstanding options,      options, warrants      plans (excluding securities
                                             warrants and rights          and rights            reflected in column (a))
                                             --------------------         -----------           ------------------------
Equity compensation plans
  approved by shareholders(1)............          280,261                 $14.47                      210,402 (3)
Equity compensation plans
  not approved by shareholders(2)........           65,778                  19.52                        5,944
                                                   -------                  -----                      -------
     TOTAL..............................           346,039                 $15.43                      216,346
                                                   =======                  =====                      =======

--------------------
(1) Plans approved by stockholders include the Teche Holding Company 1995 Stock Option Plan and the Teche Holding Company 2001 Stock-Based Incentive Plan.
(2) Plans not approved by stockholders include the Teche Holding Company 1997 Stock Option Plan, the Teche Holding Company 1998 Stock Option Plan, the Teche Holding Company Stock Option Agreement with Scott Sutton and the Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton. For information regarding the material features of these plans, see Note 14 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.
(3) Includes 32,813 shares remaining available for grant under the Teche Holding Company 2001 Stock-Based Incentive Plan, which permits up to 15% of the 250,000 shares reserved for issuance under the plan to be awarded as restricted stock instead of options. During the year ended September 30, 2002, awards of 4,687 shares were made under this plan.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The  above-captioned  information  appears  under the heading  "Certain
Relationships   and  Related   Transactions"  in  the  Proxy  Statement  and  is
incorporated herein by reference.

Item 14.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1) The following financial statements and the independent auditors' report included in the Annual Report are incorporated herein by reference.


            Independent Auditors' Report
            Consolidated Balance Sheets as of September 30, 2002 and 2001 Consolidated Statements of Income For the Years Ended
                September 30, 2002, 2001 and 2000
            Consolidated Statements of Stockholders' Equity
                for the Years Ended September 30, 2002, 2001 and 2000
            Consolidated Statements of Cash Flows for the Years Ended
                September 30, 2002, 2001 and 2000
            Notes to Consolidated Financial Statements

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

               3.1  Articles of Incorporation of Teche Holding Company*
               3.2  Bylaws of Teche Holding Company*
               4.0  Stock Certificate of Teche Holding Company*
               10.1 Teche Federal Savings Bank Management Stock Plan**
               10.2 Teche Holding Company 1995 Stock Option Plan**
               10.3 Teche Holding Company 1997 Stock Option Plan***
               10.4 Teche Holding Company 1998 Stock Option Plan***
               10.5 Teche  Holding  Company  Stock Option  Agreement  with Scott
                    Sutton****
               10.6 Teche Federal Savings Bank  Restricted  Stock Agreement with
                    Scott Sutton****
               10.7 Teche Holding Company 2001 Stock-Based Incentive Plan*****
               11.0 Statement regarding computation of earnings per share
                    (see Note 13 to the Consolidated Financial Statements in the Annual Report)
               13.0 Annual  Report to  Stockholders  for the  fiscal  year ended
                    September 30, 2002
               21.0 Subsidiary  of  the  Registrant
                    (see  "Item  1  Business - Subsidiary Activity" herein)
               23.0 Independent Auditors' Consent
               99.0 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Incorporated herein by reference to the identically numbered exhibits to the Registrant's Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.
** Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant's Form 10-K for the fiscal year ended September 30, 1995.
*** Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant's Registration Statement on Form S-8, filed with the Commission on June 3, 1998, Registration No. 333-55913.
**** Incorporated   herein  by   reference  to  Exhibits  4.1  and  4.2  to  the
     Registrant's Registration Statement on Form S-8, filed with the Commission on January 28, 2000, Registration No. 333-95583.
*****Incorporated  herein  by  reference  to  Exhibit  4.1 to  the  Registrant's
     Registration Statement on Form S-8, filed with the Commission on May 1, 2002, Registration No. 333-87354.


       (b)  Reports on Form 8-K.

               No   reports on Form 8-K were filed during the fourth  quarter of the 2002 fiscal year.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECHE HOLDING COMPANY

Dated:  December 30, 2002               By:  /s/Patrick O. Little
                                             -----------------------------------
                                              Patrick O. Little
                                              President, Chief Executive Officer
                                                 and Chairman of the Board
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 30, 2002.


By:      /s/Patrick O. Little                    By:      /s/J. L. Chauvin
         -----------------------------------              -----------------------------
         Patrick O. Little                                J. L. Chauvin
         President, Chief Executive Officer               Vice President and Treasurer
           and Chairman of the Board                      (Principal Financial Officer)
         (Principal Executive Officer)


By:      /s/Robert Earl Mouton                   By:      /s/Donelson T. Caffery, Jr.
         -----------------------------------              -----------------------------
         Robert Earl Mouton                               Donelson T. Caffery, Jr.
         Director                                         Director


By:      /s/Mary Coon Biggs                      By:      /s/Christian L. Olivier
         -----------------------------------              -----------------------------
         Mary Coon Biggs                                  Christian L. Olivier
         Director                                         Director



By:      /s/ W. Ross Little, Jr.                 By:      /s/Henry L. Friedman
         -----------------------------------              -----------------------------
         W. Ross Little, Jr.                              Henry L. Friedman
         Director and Secretary                           Director



By:      /s/ Thomas F. Kramer MD                 By:      /s/Robert Judice, Jr.
         -----------------------------------              -----------------------------
         Thomas F. Kramer, M.D.                           Robert Judice, Jr.
         Director                                         Director


                            SECTION 302 CERTIFICATION

     I, Patrick O. Little, President and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Teche Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 30, 2002                  /s/Patrick O. Little
                                         ---------------------------------------
                                         Patrick O. Little
                                         President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

     I, J.L. Chauvin, Vice President and Treasurer, certify that:

1.   I have reviewed this annual report on Form 10-K of Teche Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 30, 2002                  /s/J.L. Chauvin
                                          --------------------------------------
                                          J.L. Chauvin
                                          Vice President and Treasurer