Form 10-Q
period 2002-12-31
TECHE HOLDING CO
filed 2003-02-13
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2002
                               -------------------------------------------------

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

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 10, 2003

              Class                             2,333,668
---------------------------                    ------------------
$.01 par value common stock                    Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2002
                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6
Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9
Item 4. Controls and Procedures                                            10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11
Item 2.  Changes in Securities and Use of Proceeds                         11
Item 3.  Defaults Upon Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders               11
Item 5.  Other Information                                                 11
Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                 12

CERTIFICATIONS                                                             13

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  At            At
                                                                             December 31,  September 30,
                                                                                 2002          2002*
                                                                              ---------     ---------
                                                                             (unaudited)
ASSETS
Cash and cash equivalents .................................................   $  33,467     $  35,375
Securities available-for-sale, at estimated
  market value (amortized cost of $88,019 and $63,009) ....................      88,887        64,110
Securities held to maturity (estimated market value of $25,667 and $31,188)      25,517        30,897
Loans receivable, net of allowance for loan losses
  of $3,454 and $3,459 ....................................................     338,789       350,623
Accrued interest receivable ...............................................       2,316         2,501
Investment in Federal Home Loan Bank stock, at cost .......................       5,248         5,211
Real estate owned, net ....................................................         626           580
Prepaid expenses and other assets .........................................         635           742
Life insurance contracts ..................................................       8,909         8,772
Premises and equipment, at cost less accumulated depreciation .............      15,127        15,206
                                                                              ---------     ---------
      TOTAL ASSETS ........................................................   $ 519,521     $ 514,017
                                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..................................................................   $ 356,061     $ 349,125
Advances from Federal Home Loan Bank ......................................     101,778       103,471
Advance payments by borrowers for taxes and insurance .....................         977         1,352
Accrued interest payable ..................................................         679           702
Accounts payable and other liabilities ....................................       3,205         3,001
                                                                              ---------     ---------
      Total liabilities ...................................................     462,700       457,651
                                                                              ---------     ---------

COMMITMENTS AND CONTINGENCIES                                                         -             -

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,387,656 shares issued ...................................          44            44
  Preferred stock, 5,000,000 shares authorized;
    none issued ...........................................................           -             -
  Additional paid in capital ..............................................      45,007        44,618
  Retained earnings .......................................................      43,043        41,713
  Unearned ESOP shares ....................................................        (674)         (757)
  Treasury stock (2,051,088 and 2,005,588 shares, at cost) ................     (31,185)      (29,968)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes .................................................         586           716
                                                                              ---------     ---------
      Total stockholders' equity ..........................................      56,821        56,366
                                                                              ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $ 519,521     $ 514,017
                                                                              =========     =========

-----------
* The consolidated balance sheet at September 30, 2002 has been taken from the audited balance sheet at that date.

See  Notes  to  Unaudited  Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                                 For Three Months ended
                                                      December 31,
                                                 ----------------------
                                                  2002            2001
                                                 ------          ------
INTEREST INCOME:
  Interest and fees on loans ..........          $6,667          $7,565
  Interest and dividends on investments           1,001             947
  Other interest income ...............              95              84
                                                 ------          ------
                                                  7,763           8,596
                                                 ------          ------
INTEREST EXPENSE:
  Deposits ............................           2,184           3,093
  Advances from Federal Home Loan Bank            1,509           1,311
                                                 ------          ------
                                                  3,693           4,404
                                                 ------          ------
NET INTEREST INCOME ...................           4,070           4,192
PROVISION FOR LOAN LOSSES .............              30              45
                                                 ------          ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES .....................           4,040           4,147
                                                 ------          ------

NON-INTEREST INCOME:
  Service charges and other ...........           2,002           1,918
  Other income ........................             300              31
                                                 ------          ------
TOTAL NON-INTEREST INCOME .............           2,302           1,949
                                                 ------          ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits ..           1,914           1,803
  Occupancy expense ...................             828             898
  Marketing and professional ..........             479             500
  Other operating expenses ............             659             662
                                                 ------          ------
      Total non-interest expense ......           3,880           3,863
                                                 ------          ------
INCOME BEFORE INCOME TAXES ............           2,462           2,233
INCOME TAXES ..........................             849             770
                                                 ------          ------
NET INCOME ............................          $1,613          $1,463
                                                 ======          ======
BASIC INCOME PER COMMON SHARE .........          $  .71          $  .65
                                                 ======          ======
DILUTED INCOME PER COMMON SHARE .......          $  .67          $  .62
                                                 ======          ======
DIVIDENDS DECLARED PER COMMON SHARE ...          $ .125          $ .125
                                                 ======          ======


See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          For Three Months
                                                                          Ended December 31,
                                                                          ------------------
                                                                            2002        2001
                                                                         --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $  1,613    $  1,463
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................        283          53
      Provision for loan losses ......................................         30          45
      Depreciation ...................................................        234         302
      Other items - net ..............................................        224         365
                                                                         --------    --------
          Net cash provided by operating activities ..................      2,384       2,228
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale ..........................    (30,354)    (23,401)
  Purchase of securities held to maturity ............................          -     (25,772)
  Principal repayments of securities available for sale ..............      5,094       5,268
  Principal repayments of securities held to maturity ................      5,380         363
  Net loan repayments ................................................     11,853      14,523
  Investment in FHLB stock ...........................................        (37)        (37)
  Purchase of premises and equipment .................................        204        (452)
                                                                         --------    --------
      Net cash used in investing activities ..........................     (7,860)    (29,508)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................      6,936       6,654
  Net (decrease) increase in FHLB advances ...........................     (1,693)     27,170
  Net decrease in advance payments by borrowers for
    taxes and insurance ..............................................       (375)       (835)
  Dividends paid .....................................................       (283)       (284)
  Purchase of common stock for treasury ..............................     (1,217)       (764)
                                                                         --------    --------
      Net cash provided by financing activities ......................      3,368      31,941
                                                                         --------    --------

NET (DECREASE) INCREASE IN CASH ......................................     (2,108)      4,661
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................     35,575      24,108
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $ 33,467    $ 28,769
                                                                         ========    ========

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 2002 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - INCOME PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2002 and 2001.


                                                              2002        2001
                                                           ---------   ---------
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share .....................   2,279,000   2,266,000
Effect of dilutive securities:
  Stock options ........................................     141,000      91,000
                                                           ---------   ---------
Weighted average number of common  shares
outstanding plus effect of dilutive securities - used in
computation of diluted net income per common share .....   2,420,000   2,357,000
                                                           =========   =========

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three months ended December 31, 2002 and 2001 (in thousands).



                                                                2002      2001
                                                               ------    ------

Net income................................................     $1,613    $1,463
Other comprehensive loss, net of tax......................       (130)     (515)
                                                               ------    ------
Total Comprehensive Income................................     $1,483    $  948
                                                               ======    ======

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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at December 31, 2002 and September 30, 2002 totaled $519.5 million and $514.0 million, respectively, an increase of $5.5 million or 1.1%.

Securities available-for-sale totaled $88.9 million and securities held to maturity totaled $25.5 million at December 31, 2002, which represents an increase of $19.4 million or 20.4% as compared to September 30, 2002. The Company purchased mortgage-backed securities with cash available from loan and investment repayments.

Loans receivable totaled $338.8 million at December 31, 2002 which represented an $11.8 million or 3.4% decrease compared to September 30, 2002. The Company has de-emphasized long-term fixed rate mortgage loans in view of the low interest rate environment, which has resulted in repayments exceeding loan originations. While mortgage loans decreased during the quarter, consumer and commercial loans increased.

Total deposits, after interest credited, at December 31, 2002 were $356.1 million which represents an increase of $7.0 million or 2.0% as compared to September 30, 2002.

Advances decreased $1.7 million or 1.6% as compared to the amount at September 30, 2002. The decrease was primarily due to normal amortization during the quarter.

Stockholders' equity increased to $56.8 million at December 31, 2002, from $56.4 million at September 30, 2002. Earnings for the quarter were partially offset by dividends and stock repurchases.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND
2001

Net Income. The Company had net income of $1,613,000 for the three months ended December 31, 2002, as compared to net income of $1,463,000 for the three month period ended December 31, 2001. Earnings for the three months ended December 31, 2002 represent an increase of $150,000 compared to 2001, resulting primarily from increased non-interest income.

Total Interest Income. Total interest income decreased by $833,000 or 9.7% to $7.8 million for the three months ended December 31, 2002, from $8.6 million for the three months ended December 31, 2001, as a $19.7 million increase in average earning assets was offset by a decrease in average yields from 7.46% in 2001 to 6.46% in 2002. Interest income on loans decreased $900,000 to $6.7 million for the three months ended December 31, 2002 from $7.6 million for the same period ended December 31, 2001. The average yield on loans decreased to 7.69% for the three months ended December 31, 2002 from 8.05% for the same period in 2001, and the average yield on investment and mortgage-backed securities decreased to 3.70% for the three months ended December 31, 2002 from 5.22% for the same quarter in 2001.

Total Interest Expense. Total interest expense decreased $700,000 or 16.1%, to $3.7 million for the 2002 period from $4.4 million for the December 2001 period, due to a decrease in average rates paid from 4.35% in 2001 to 3.46% in 2002.

Net Interest Income. Net interest income decreased $122,000 for the three month period ended December 31, 2002 as compared to the same period ended December 31, 2001 due primarily to a decrease in the average interest rate spread from 3.11% in 2001 to 3.00% in 2002.

Provision for Loan Losses. The provision for loan losses was $30,000 and $45,000 for the three month periods ended December 31, 2002 and 2001, respectively.

Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb probable losses.

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

Non-interest Income. Total non-interest income increased by $353,000 from $1.9 million in the three month period ended December 31, 2001 to $2.3 million in the three month period ended December 31, 2002. This increase is due primarily to the increase in service fee income associated with increased demand account volume and also included a $120,000 gain on the sale of the Bank's Visa loan portfolio.

Non-interest Expense. Total non-interest expense remained relatively stable at $3.9 million for both of the periods compared.

Gain on Sale of Securities. The Company had no gains on the sale of securities during the periods.

Income Tax Expense. Income taxes remained relatively constant at about 35% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. At December 31, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                      Amount           Percent
                                                      ------           -------
                                                  (In thousands)

Tangible capital............................          $47,089          9.13%
Tangible capital requirement................            7,734          1.50
                                                      -------          ----
 Excess over requirement....................          $39,355          7.63%
                                                      =======          ====

Core capital................................          $47,089          9.13%
Core capital requirement....................           20,625          4.00
                                                      -------          ----
Excess over requirement.....................          $26,464          5.13%
                                                      =======          ====

Risk based capital..........................          $50,453         17.89%
Risk based capital requirement..............           22,558          8.00
                                                      -------          ----
Excess over requirement.....................          $27,895          9.89%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed securities principal. The Bank has also borrowed funds from the Federal Home Loan Bank of Dallas ("FHLB"). As of December 31, 2002, FHLB borrowed funds totaled $101.8 million. Loan repayments, maturing investments and mortgage- backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2002.

Additional Key Operating Ratios



                                                        At or For the Three
                                                            Months Ended
                                                             December 31,
                                                   -----------------------------
                                                      2002(1)           2001(1)
                                                      -------           -------
                                                             (Unaudited)

Return on average assets......................         1.25%              1.21%
Return on average equity......................        11.40%             11.20%
Average interest rate spread..................         3.00%              3.11%
Nonperforming assets to total assets..........         0.40%              0.33%
Nonperforming loans to total loans............         0.42%              0.40%
Average net interest margin...................         3.39%              3.64%
Tangible book value per share.................       $24.31             $22.00

---------------
(1)  Annualized where appropriate.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer (the "Certifying Officers") have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report and have concluded that such controls and procedures ensured that material information was made known to them, particularly during the period in which the periodic report was being prepared.

Internal Controls

The Certifying Officers have concluded that there were no significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data; nor have there been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits 99.1

                           Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TECHE HOLDING COMPANY



Date: February 13, 2003             By:  /s/Patrick O. Little
                                         ---------------------------------------
                                         Patrick O. Little
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: February 13, 2003             By:  /s/J. L. Chauvin
                                         ---------------------------------------
                                         J. L. Chauvin
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                            SECTION 302 CERTIFICATION

     I, Patrick O. Little,  President and Chief Executive Officer, certify that:

1.   I have  reviewed  this  quarterly  report  on Form  10-Q of  Teche  Holding
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 13, 2003              /s/Patrick O. Little
                                        ----------------------------------------
                                        Patrick O. Little
                                        President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

     I, J.L. Chauvin, Vice President and Treasurer, certify that:

1.   I have  reviewed  this  quarterly  report  on Form  10-Q of  Teche  Holding
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2002             /s/J. L. Chauvin
                                     -------------------------------------------
                                     J. L. Chauvin
                                     Vice President and Treasurer