Form 10-Q
period 2003-03-31
TECHE HOLDING CO
filed 2003-05-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2003
                               ---------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------------

                        Commission file number 001-13712
                                               ---------

                              TECHE HOLDING COMPANY
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                    72-1287456
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

211 Willow Street, Franklin, Louisiana                                  70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code    (337) 828-3212
                                                   -------------------

                                       N/A
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2003.

             Class                                               Outstanding
------------------------------------                         -------------------
$.01 par value common stock                                      2,321,325

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

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

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                At            At
                                                                             March 31,   September 30,
                                                                               2003          2002*
                                                                            ----------   ------------
                                                                                  (unaudited)
ASSETS
Cash and cash equivalents ...............................................   $  41,044     $  35,375
Securities available-for-sale, at
  fair value (amortized cost of $77,263 and $63,009) ....................      78,079        64,110
Securities held to maturity (estimated fair value of $20,836 and $31,188)      20,730        30,897
Loans receivable, net of allowance for loan losses
  of $3,442 and $3,480) .................................................     353,838       350,623
Accrued interest receivable .............................................       2,209         2,501
Investment in Federal Home Loan Bank stock, at cost .....................       5,280         5,211
Real estate owned, net ..................................................         350           580
Prepaid expenses and other assets .......................................         656           742
Life insurance contracts ................................................       9,047         8,772
Premises and equipment, at cost less accumulated depreciation ...........      15,084        15,206
                                                                            ---------     ---------
      TOTAL ASSETS ......................................................   $ 526,317     $ 514,017
                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ................................................................   $ 364,339     $ 349,125
Advances from Federal Home Loan Bank ....................................     100,244       103,471
Advance payments by borrowers for taxes and insurance ...................       1,123         1,352
Accrued interest payable ................................................         635           702
Accounts payable and other liabilities ..................................       2,341         3,001
                                                                            ---------     ---------
      Total liabilities .................................................     468,682       457,651
                                                                            ---------     ---------

COMMITMENTS AND CONTINGENCIES ...........................................          --            --

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,392,313 shares issued .................................          44            44
  Preferred stock, 5,000,000 shares authorized;
    none issued .........................................................          --            --
  Additional paid in capital ............................................      45,193        44,618
  Retained earnings .....................................................      44,120        41,713
  Unearned ESOP shares ..................................................        (590)         (757)
  Treasury stock - 2,067,988 and 2,005,588 shares, at cost ..............     (31,663)      (29,968)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes ...............................................         531           716
                                                                            ---------     ---------
      Total stockholders' equity ........................................      57,635        56,366
                                                                            ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 526,317     $ 514,017
                                                                            =========     =========

--------------------
*The consolidated balance sheet at September 30, 2002 has been taken from the audited balance sheet at that date. See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                   For Three Months             For Six Months
                                                    Ended March 31,             Ended March 31,
                                             ---------------------------  ---------------------------
                                                 2003           2002          2003           2002
                                             ------------   ------------  ------------   ------------
INTEREST INCOME
  Interest and fees on loans .............   $     6,362    $     7,222   $    13,029    $    14,787
  Interest and dividends on investments ..           938          1,188         1,939          2,135
  Other interest income ..................            90             93           185            177
                                             -----------    -----------   -----------    -----------
                                                   7,390          8,503        15,153         17,099
                                             -----------    -----------   -----------    -----------
INTEREST EXPENSE:
  Deposits ...............................         1,986          2,707         4,170          5,800
  Advances from Federal Home Loan Bank ...         1,485          1,410         2,994          2,721
                                             -----------    -----------   -----------    -----------
                                                   3,471          4,117         7,164          8,521
                                             -----------    -----------   -----------    -----------
NET INTEREST INCOME ......................         3,919          4,386         7,989          8,578

PROVISION FOR LOAN LOSSES ................            15             45            45             90
                                             -----------    -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ........................         3,904          4,341         7,944          8,488
                                             -----------    -----------   -----------    -----------

NON-INTEREST INCOME:
  Service charges and other ..............         1,893          1,811         3,895          3,729
  (Loss) Gain on sale of real estate owned           (15)            23           (16)            20
  Gain (Loss) on sale of fixed assets ....             2             --             2             (3)
  Other income ...........................           187             46           488             83
                                             -----------    -----------   -----------    -----------
TOTAL NON-INTEREST INCOME ................         2,067          1,880         4,369          3,829
                                             -----------    -----------   -----------    -----------

Gain on sale of securities ...............            19             86            19             86

NON-INTEREST EXPENSE:
  Compensation and employee benefits .....         1,842          1,846         3,756          3,649
  Occupancy expense ......................           902            828         1,730          1,726
  Marketing and professional .............           412            488           891            988
  Other operating expenses ...............           758            724         1,417          1,387
                                             -----------    -----------   -----------    -----------
      TOTAL NON-INTEREST EXPENSE .........         3,914          3,886         7,794          7,750
                                             -----------    -----------   -----------    -----------
INCOME BEFORE INCOME TAXES ...............         2,076          2,421         4,538          4,653
INCOME TAXES .............................           717            850         1,566          1,620
                                             -----------    -----------   -----------    -----------
NET INCOME ...............................   $     1,359    $     1,571   $     2,972    $     3,033
                                             ===========    ===========   ===========    ===========
BASIC EARNINGS PER COMMON SHARE ..........   $       .60    $       .69   $      1.31    $      1.33
                                             ===========    ===========   ===========    ===========
DILUTED EARNINGS PER COMMON SHARE ........   $       .56    $       .65   $      1.23    $      1.27
                                             ===========    ===========   ===========    ===========

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
          BASIC ..........................     2,270,000      2,283,000     2,275,000      2,287,000

          DILUTED ........................     2,423,000      2,400,000     2,424,000      2,393,000


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           For the Six Months
                                                                            Ended March 31,
                                                                         ---------------------
                                                                            2003       2002
                                                                         ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $  2,972    $  3,033
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................        561          57
      Provision for loan losses ......................................         45          90
      Depreciation ...................................................        462         576
      Other items - net ..............................................        329         (36)
                                                                         --------    --------
          Net cash provided by operating activities ..................      4,369       3,720
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale ..........................    (30,354)    (50,260)
  Principal repayments on mortgage-backed securities available
    for sale .........................................................     15,424      13,397
  Loan (originations) repayments, net ................................     (3,160)     22,074
  Investment in FHLB stock ...........................................        (69)        (72)
  Purchase of premises and equipment .................................       (340)     (1,771)
  Sales of investment securities available-for-sale ..................        134         309
  Purchase of securities held to maturity ............................         --     (25,772)
  Purchase of life insurance contracts ...............................         --      (5,000)
  Principal repayments on mortgage-backed securities held to maturity      10,167       2,564
                                                                         --------    --------
      Net cash used in investing activities ..........................     (8,198)    (44,531)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................     15,214      15,450
  Net (decrease) increase in FHLB advances ...........................     (3,227)     24,441
  Net decrease in advance payments by borrowers for
    taxes and insurance ..............................................       (229)       (657)
  Dividends paid .....................................................       (565)       (567)
  Purchase of common stock for treasury ..............................     (1,695)     (1,385)
                                                                         --------    --------
      Net cash provided by financing activities ......................      9,498      37,282
                                                                         --------    --------

NET INCREASE (DECREASE) IN CASH ......................................      5,669      (3,529)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................     35,375      24,108
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $ 41,044    $ 20,579
                                                                         ========    ========


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the three and six month periods ended March 31, 2003 and 2002 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

     Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2003 and 2002.

                                                   Three Months Ended    Six Months Ended
                                                        March 31,            March 31,
                                                   ------------------    ----------------
                                                    2003       2002       2003      2002
                                                   ------     ------     ------    ------
                                                               (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share ..........       2,270      2,283     2,275     2,287
Effect of dilutive securities:
  Stock options .............................         153        117       149       106
                                                    -----      -----     -----     -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share ...............       2,423      2,400     2,424     2,393
                                                    =====      =====     =====     =====

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and six months ended March 31, 2003 and 2002.



                                                     For three months     For six months
                                                     Ended March 31,      Ended March 31,
                                                     ----------------     ---------------
                                                      2003      2002       2003      2002
                                                     ------    ------     ------    ------

Net Income                                          $1,359     $1,571     $2,972    $3,033

Other comprehensive income (loss), net of tax          (55)       (84)      (185)     (599)
                                                    ------     ------     ------    ------

Total comprehensive income                          $1,304     $1,487     $2,787    $2,434
                                                    ======     ======     ======    ======


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

Comparison of Financial Condition at March 31, 2003 and September 30, 2002

The Company's total assets at March 31, 2003 and September 30, 2002 totaled $526.3 million and $514.0 million, respectively, an increase of $12.3 million or 2.4%.

Securities available-for-sale totaled $78.1 million and securities held to maturity totaled $20.7 million at March 31, 2003, which represents an aggregate increase of $3.8 million or 4.0% as compared to September 30, 2002.

Loans receivable totaled $353.8 million at March 31, 2003, which represented a $3.2 million or 0.9% increase compared to September 30, 2002. During the quarter and six months ended March 31, 2003, the Company de-emphasized long-term fixed rate mortgage loans in view of the low interest rate environment, which resulted in repayments of long term fixed rate mortgage loans exceeding loan originations of such loans. While mortgage loans decreased during the quarter and six month periods, consumer and commercial loans increased which resulted in the overall $3.2 million increase in loans receivable.

Total deposits, after interest credited, at March 31, 2003, were $364.3 million, which represents an increase of $15.2 million or 4.4%as compared to September 30, 2002.

At March 31, 2003, advances decreased $3.2 million or 3.1% as compared to the amount at September 30, 2002, as a result of normal repayments on amortizing advances.

Stockholders' equity increased to $57.6 million at March 31, 2003, from $56.4 million at September 30, 2002, primarily due to earnings, offset partially by stock repurchased. During the six month period ended

March 31, 2003, the Company repurchased 62,400 shares at an average price of approximately $27.16 per share.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2003 and 2002

Net Income. The Company had net income of $1,359,000 or $0.56 per diluted share, and $2,972,000 or $1.23 per share, for the three and six months ended March 31, 2003 as compared to net income of $1.6 million or $0.65 per share, and $3.0 million or $1.27 per share, for the three and six month periods ended March 31, 2002, respectively.

Total Interest Income. Total interest income decreased by $1.1 million or 13.1% and $1.9 million or 11.4% for the three and six months ended March 31, 2003, respectively, as compared to the same periods ended March 31, 2002 due primarily to a decrease in the average balance of the mortgage loan portfolio. Also, the average yield on loans decreased to 7.46% for the six months ended March 31, 2003 from 7.98% for the same period in 2002.

Total Interest Expense. Total interest expense decreased $646,000 or 15.7% and $1.4 million or 15.9%, respectively, for the three and six month periods ended March 31, 2003 due to a decrease in interest rates paid on deposits and advances.

Net Interest Income. Net interest income decreased $467,000 or 10.7% and $589,000 or 6.9% for the three and six month periods ended March 31, 2003, as compared to the same periods ended March 31, 2002. Interest rates paid on deposits and advances continued to decrease during the periods as a result of lower market interest rates. Additionally, the Company increased the origination of consumer and commercial loans, which have higher interest rates than mortgage loans.

Provision for Loan Losses. The provision for loan losses decreased $30,000 and $45,000, respectively, for the three and six month periods ended March 31, 2003, as compared to the same periods in 2002, due primarily to management's assessment of the performance of the loan portfolio.

Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses. These estimates are made at least every quarter and there has been no significant changes in the Company's estimation methods during the current period.

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

Non-Interest Income. Total non-interest income increased $187,000 and $540,000 for the three and six month periods ended March 31, 2003, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2002. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts. The six month period ended March 31, 2003 also includes a $120,000 gain from the sale of the Bank's visa loan portfolio and $275,000 of increase from life insurance contracts.

Gain on Sale of Securities. The Company realized a gain of $19,000 in the three and six month periods ended March 31, 2003 from the sale of equity securities.

Non-Interest Expense. Total non-interest expense increased slightly $28,000 and $44,000, respectively, during the three and six months ended March 31, 2003, as compared to the same periods in 2002

Income Tax Expense. Income taxes remained relatively stable at approximately 34.5% of income before income taxes for the three and six months period ended March 31, 2003.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. As of March 31, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                Amount             Percent
                                                ------             -------
                                                      (In thousands)

Tangible capital..........................     $47,693               9.12%
Tangible capital requirement..............      10,462               2.00%
                                                ------              -----
Excess over requirement...................     $37,231               7.12%
                                                ======              =====

Core capital..............................     $47,693               9.12%
Core capital requirement..................      20,925               4.00%
                                                ------              -----
Excess over requirement...................     $26,768               5.12%
                                                ======              =====

Risk based capital........................     $51,046              17.64%
Risk based capital requirement............      23,152               8.00%
                                                ------              -----
Excess over requirement...................     $27,894               9.64%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and repayments of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 2003, such borrowed funds totaled $100.2 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2002.

Key Operating Ratios


                                             At or For the      At or For the
                                          Three Months Ended   Six Months Ended
                                               March 31,           March 31,
                                          ------------------   -----------------
                                          2003(1)   2002(1)    2003(1)   2002(1)
                                          -------   -------    -------   -------
                                             (Unaudited)          (Unaudited)
Return on average assets ...........      1.05%      1.25%      1.15%      1.23%
Return on average equity ...........      9.48%     11.93%     10.44%     11.52%
Average interest rate spread .......      2.89%      3.20%      2.95%      3.16%
Nonperforming assets to total assets      0.28%      0.36%      0.28%      0.36%
Nonperforming loans to total loans .      0.31%      0.46%      0.31%      0.46%
Average net interest margin ........      3.24%      3.66%      3.32%      3.65%
Tangible book value per share.......    $24.79     $22.37     $24.79     $22.37

------------------
(1) Annualized where appropriate.

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

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On  January  22,  2003,   the  Company  held  its  annual  meeting  of
          stockholders and the following items were presented:

          Election of Directors: Robert Judice, Jr. was reelected as a director for a one year term ending in 2004 and until his successor is elected and qualified with 2,117,626 votes in favor and 3,387 votes withheld. J.L. Chauvin was reelected as a director for a two year term ending in 2005 and until his successor is elected and qualified with 2,090,776 votes in favor and 30,237 votes withheld. Henry L. Friedman, Robert Earl Mouton, Christian Olivier, Jr., W. Ross Little, Jr. were reelected as directors each for a three year term ending in 2006 and until their successors are elected and qualified with 2,117,601, 2,116,226, 2,117,601 and 2,099,776 votes in favor, respectively, and 3,412, 4,787, 3,412 and 30,237 votes, respectively, withheld.

          Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 2003 fiscal year: Deloitte & Touche LLP was ratified as the Company's auditors with 2,117,088 votes for, 2,000 votes against, and 1,925 abstentions.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits 99.1

               Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TECHE HOLDING COMPANY



Date: May 14, 2003               By:  /s/Patrick O. Little
                                      ------------------------------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: May 14, 2003               By:  /s/J.L. Chauvin
                                      ------------------------------------------
                                      J. L. Chauvin
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

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

4.   The  registrant's  other  certifying  officer   and I are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date:    May 14, 2003                  /s/Patrick O. Little
                                       -----------------------------------------
                                       Patrick O. Little
                                       President and Chief Executive Officer

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

4.   The  registrant's  other  certifying  officer  and I are  responsible   for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



Date: May 14, 2003                     /s/J.L. Chauvin
                                       -----------------------------------------
                                       J.L. Chauvin
                                       Vice President and Treasurer