Form 10-Q
period 2003-06-30
TECHE HOLDING CO
filed 2003-08-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2003
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    -------------------

                        Commission file number 001-13712
                                               ---------

                             TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                     72-1287456
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

211 Willow Street, Franklin, Louisiana                     70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code    (337) 828-3212
                                                   -------------------

                                      N/A
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2003.

             Class                                       Outstanding
------------------------------------                 -------------------
$.01 par value common stock                               2,308,685

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements                                               1
Item 2.  Management's Discussion and Analysis of Financial                  6
         Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk          9
Item 4. Controls and Procedures                                             9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10
Item 2.  Changes in Securities                                             10
Item 3.  Defaults upon Senior Securities                                   10
Item 4.  Submission of Matters to a Vote of Security Holders               10
Item 5.  Other Materially Important Events                                 10
Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                         At                  At
                                                                                      June 30,          September 30,
                                                                                        2003                2002*
                                                                                 ------------------  -------------------
                                                                                  (unaudited)
ASSETS
Cash and cash equivalents....................................................           $ 21,088             $ 35,375
Securities available-for-sale, at
  fair value (amortized cost of $101,232 and $63,009)........................            101,981               64,110
Securities held to maturity (estimated fair value of $15,318 and $31,188)....             15,250               30,897
Loans receivable, net of allowance for loan losses
  of $3,397 and $3,459.......................................................            345,771              350,623
Accrued interest receivable..................................................              2,203                2,501
Investment in Federal Home Loan Bank stock, at cost..........................              5,313                5,211
Real estate owned, net.......................................................                681                  580
Prepaid expenses and other assets............................................                684                  742
Life insurance contracts.....................................................              9,186                8,772
Premises and equipment, at cost less accumulated depreciation................             15,530               15,206
                                                                                        --------             --------
      TOTAL ASSETS...........................................................           $517,687             $514,017
                                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................           $355,348             $349,125
Advances from Federal Home Loan Bank.........................................             98,688              103,471
Advance payments by borrowers for taxes and insurance........................              1,188                1,352
Accrued interest payable.....................................................                629                  702
Accounts payable and other liabilities.......................................              3,068                3,001
                                                                                         -------            ---------
      Total liabilities......................................................           $458,921              457,651
                                                                                         =======             --------

COMMITMENTS AND CONTINGENCIES                                                                  -                    -

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,395,473 shares issued......................................                 44                   44
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                  -                    -
  Additional paid in capital.................................................             45,314               44,618
  Retained earnings..........................................................             45,678               41,713
  Unearned ESOP shares.......................................................               (507)                (757)
  Treasury stock - 2,086,388 and 2,005,588 shares, at cost...................            (32,249)             (29,968)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes....................................................                486                  716
                                                                                        --------             --------
      Total stockholders' equity.............................................             58,766               56,366
                                                                                        --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................           $517,687             $514,017
                                                                                        ========             ========


--------------------
*The consolidated balance sheet at September 30, 2002 has been derived from the audited balance sheet at that date. See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                              For Three Months       For Nine Months
                                               Ended June 30,         Ended June 30,
                                             --------------------  ---------------------
                                               2003        2002       2003        2002
                                             --------    --------   --------    --------
INTEREST INCOME
  Interest and fees on loans .............   $  6,405    $  7,080   $ 19,434    $ 21,867
  Interest and dividends on investments ..        817       1,259      2,756       3,394
  Other interest income ..................         65          65        250         242
                                             --------    --------   --------    --------
                                                7,287       8,404     22,440      25,503
                                             --------    --------   --------    --------
INTEREST EXPENSE:
  Deposits ...............................      1,848       2,566      6,018       8,366
  Advances from Federal Home Loan Bank ...      1,463       1,378      4,457       4,099
                                             --------    --------   --------    --------
                                                3,311       3,944     10,475      12,465
                                             --------    --------   --------    --------

NET INTEREST INCOME ......................      3,976       4,460     11,965      13,038

PROVISION FOR LOAN LOSSES ................         15          55         60         145
                                             --------    --------   --------    --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ........................      3,961       4,405     11,905      12,893
                                             --------    --------   --------    --------

NON-INTEREST INCOME:
  Service charges and other ..............      2,112       1,878      6,022       5,607
  (Loss) Gain on sale of real estate owned         (8)          -        (22)         20
  Gain (Loss) on sale of fixed assets ....          -           3          2           -
  Other income ...........................        716         146      1,187         229
                                             --------    --------   --------    --------
TOTAL NON-INTEREST INCOME ................      2,820       2,027      7,189       5,856
                                             --------    --------   --------    --------

Gain on sale of securities ...............          -           -         19          86

NON-INTEREST EXPENSE:
  Compensation and employee benefits .....      1,906       1,865      5,662       5,514
  Occupancy expense ......................        919         796      2,649       2,522
  Marketing and professional .............        500         606      1,391       1,594
  Other operating expenses ...............        650         705      2,066       2,092
                                             --------    --------   --------    --------
      TOTAL NON-INTEREST EXPENSE .........      3,975       3,972     11,768      11,722
                                             --------    --------   --------    --------
INCOME BEFORE INCOME TAXES ...............      2,806       2,460      7,345       7,113
INCOME TAXES .............................        968         834      2,534       2,454
                                             --------    --------   --------    --------
NET INCOME ...............................   $  1,838    $  1,626   $  4,811    $  4,659
                                             ========    ========   ========    ========
BASIC EARNINGS PER COMMON SHARE ..........   $   0.79    $   0.71   $   2.13    $   2.04
                                             ========    ========   ========    ========
DILUTED EARNINGS PER COMMON SHARE ........   $   0.74    $   0.67   $   1.99    $   1.93
                                             ========    ========   ========    ========

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
          BASIC ..........................      2,326       2,293      2,271       2,289
          DILUTED ........................      2,498       2,434      2,427       2,410


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        For the Nine Months
                                                                           Ended June 30,
                                                                          2003        2002
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................................   $  4,811    $  4,659
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .....................................         60         145
      Depreciation ..................................................        682         836
      Other items - net .............................................        529        (574)
                                                                        --------    --------
          Net cash provided by operating activities .................      6,082       5,066
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale .........................    (62,687)    (55,460)
  Principal repayments on mortgage-backed securities available
    for sale ........................................................     23,349      22,572
  Loan (originations) repayments, net ...............................     (9,908)     24,220
  Investment in FHLB stock ..........................................       (102)       (108)
  Purchase of premises and equipment ................................     (1,006)     (1,710)
  Sales of investment securities available-for-sale .................        134         342
  Purchase of securities held to maturity ...........................          -     (25,772)
  Purchase of life insurance contracts ..............................          -      (5,000)
  Principal repayments on mortgage-backed securities held to maturity     15,647       2,966
  Proceeds from sale of loans .......................................     15,236           -
                                                                        --------    --------
      Net cash used in investing activities .........................    (19,337)    (37,950)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..........................................      6,223      12,923
  Net (decrease) increase in FHLB advances ..........................     (4,783)     27,351
  Net decrease in advance payments by borrowers for
    taxes and insurance .............................................       (164)       (470)
  Dividends paid ....................................................       (923)       (851)
  Purchase of common stock for treasury .............................     (2,281)     (1,884)
  Exercise of stock options .........................................        696         787
                                                                        --------    --------
      Net cash (used in) provided by financing activities ...........     (1,232)     37,856
                                                                        --------    --------

NET (DECREASE) INCREASE IN CASH .....................................    (14,487)      4,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................     35,575      24,108
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $ 21,088    $ 29,080
                                                                        --------    --------


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 2003 and 2002 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2003 and 2002.



                                            Three Months Ended Nine Months Ended
                                                   June 30,       June 30,
                                                -------------  -----------------
                                                2003    2002    2003    2002
                                                -----   -----   -----   -----
                                                       (In thousands)

Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share ..........   2,326   2,293   2,271   2,289
Effect of dilutive securities:
  Stock options .............................     172     141     156     121
                                                -----   -----   -----   -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share ...............   2,498   2,434   2,427   2,410
                                                =====   =====   =====   =====

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and nine months ended June 30, 2003 and 2002.


                                                 For three months     For nine months
                                                  Ended June 30,       Ended June 30,
                                                ------------------   ------------------
                                                  2003       2002      2003       2002
                                                -------    -------   -------    -------
Net Income ..................................   $ 1,838    $ 1,626   $ 4,811    $ 4,659
Other comprehensive income (loss), net of tax       (45)       385      (230)      (214)
                                                -------    -------   -------    -------
Total comprehensive income ..................   $ 1,793    $ 2,011   $ 4,581    $ 4,445
                                                =======    =======   =======    =======


NOTE 5 - STOCK BASED COMPENSATION

The Company applies the Accounting Practices Board (APB) Option No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under SFAS No. 123. Had compensation costs for the Company's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company's net income and income per share would have been as indicated below:


                                               For three months            For nine months
                                                 Ended June 30,             Ended June 30,
                                             ----------------------    ----------------------
                                               2003         2002         2003         2002
                                             ---------    ---------    ---------    ---------
Net income (in thousands):
   As reported ...........................   $   1,838    $   1,626    $   4,811    $   4,659
   Deduct total stock based compensation
        determined under fair value method         (31)         (23)         (95)         (69)
                                             ---------    ---------    ---------    ---------
    Pro forma ............................   $   1,807    $   1,603    $   4,716    $   4,590
                                             =========    =========    =========    =========
Basic income per share:
   As reported ...........................   $    0.79    $    0.71    $    2.12    $    2.04
   Pro forma .............................   $    0.78    $    0.70    $    2.08    $    2.01
Diluted income per share:
   As reported ...........................   $    0.74    $    0.67    $    1.98    $    1.93
   Pro forma .............................   $    0.72    $    0.66    $    1.94    $    1.90

                                        5

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

Comparison of Financial Condition at June 30, 2003 and September 30, 2002

The Company's total assets at June 30, 2003 and September 30, 2002 totaled $517.7 million and $514.0 million, respectively, an increase of $3.7 million or 0.7%.

Securities available-for-sale totaled $102 million and securities held to maturity totaled $15.3 million at June 30, 2003, which represents an aggregate increase of $22.2 million or 23.4% as compared to September 30, 2002.

Loans receivable totaled $345.8 million at June 30, 2003, which represented a $4.9 million or 1.4% decrease compared to September 30, 2002. During the quarter ended June 30, 2003, the Company sold $14.7 million of fast pre-paying mortgage loans and reinvested the proceeds in U.S. government agency mortgage-backed securities.

Total deposits, after interest credited, at June 30, 2003, were $355.3 million, which represents an increase of $6.2 million or 1.8% as compared to September 30, 2002.

At June 30, 2003, advances decreased $4.8 million or 4.6% as compared to the amount at September 30, 2002, as a result of normal repayments on amortizing advances.

Stockholders' equity increased by $2.4 million to $58.8 million at June 30, 2003, from $56.4 million at September 30, 2002, primarily due to earnings, offset partially by stock repurchased and dividends. During the nine month period ended June 30, 2003, the Company repurchased 18,400 shares at an average price of approximately $31.89 per share.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2003 and 2002

Net Income. The Company had net income of $1.8 million or $0.74 per diluted share, and $4.8 million or $1.99 per diluted share, for the three and nine months ended June 30, 2003 as compared to net income of $1.6 million or $0.67 per share, and $4.7 million or $1.93 per share, for the three and nine month periods ended June 30, 2002, respectively.

Total Interest Income. Total interest income decreased by $1.1 million or 13.3% and $3.1 million or 12.0% for the three and nine months ended June 30, 2003, respectively, as compared to the same periods ended June 30, 2002 due primarily to a decrease in the average balance of the mortgage loan portfolio. Also, the average yield on loans decreased to 7.19% and 7.44% for the three and nine months ended June 30, 2003 from 7.84% and 7.93% for the same respective periods in 2002.

Total Interest Expense. Total interest expense decreased $633,000 or 16.0% and $2.0 million or 16.0%, respectively, for the three and nine month periods ended June 30, 2003 due to a decrease in interest rates paid on deposits and advances.

Net Interest Income. Net interest income decreased $484,000 or 10.9% and $1.1 million or 8.2% for the three and nine month periods ended June 30, 2003, as compared to the same periods ended June 30, 2002. Interest rates paid on deposits and advances continued to decrease during the periods as a result of lower market interest rates. Additionally, the Company increased the origination of consumer and commercial loans, which have higher interest rates than mortgage loans.

Provision for Loan Losses. The provision for loan losses decreased $40,000 and $85,000, respectively, for the three and nine month periods ended June 30, 2003, as compared to the same periods in 2002, due primarily to management's assessment of the performance of the loan portfolio.

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

Non-Interest Income. Total non-interest income increased $793,000 and $1.3 million for the three and nine month periods ended June 30, 2003 due to an increase in fee income from demand deposit accounts and a $536,000 gain from the sale of mortgage loans during this quarter. The nine month period ended June 30, 2003 also includes a $120,000 gain from the sale of the Bank's Visa loan portfolio and a $325,000 increase in income from life insurance contracts as compared to the prior period.

Non-Interest Expense. Total non-interest expense increased slightly $3,000 and $46,000, respectively, during the three and nine months ended June 30, 2003, as compared to the same periods in 2002.

Income Tax Expense. Income taxes remained relatively stable at approximately 35% of income before income taxes for the three and nine months period ended June 30, 2003.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank is required to maintain certain levels of capital. As of June 30, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:


                                               Amount             Percent
                                               ------             -------
                                           (In thousands)

Tangible capital ...................          $48,779              9.48%
Tangible capital requirement .......           10,293              2.00%
                                              -------              ----
Excess over requirement ............          $38,486              7.48%
                                              =======              ====

Core capital .......................          $48,779              9.48%
Core capital requirement ...........           20,586              4.00%
                                              -------              ----
Excess over requirement ............          $28,193              5.48%
                                              =======              ====

Risk based capital .................          $52,115             17.83%
Risk based capital requirement......           23,385              8.00%
                                              -------              ----
Excess over requirement ............          $28,730              9.83%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and repayments of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of June 30, 2003, such borrowed funds totaled $98.7 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2002.

Key Operating Ratios(1)

                                                        At or For the                        At or For the
                                                     Three Months Ended                    Nine Months Ended
                                                          June 30,                             June 30,
                                                 --------------------------           -------------------------
                                                    2003              2002              2003             2002
                                                    ----              ----              ----             ----
                                                         (Unaudited) (Unaudited)
Return on average assets..................          1.42%             1.29%             1.24%            1.25%
Return on average equity..................         12.63%            12.03%            11.17%           11.69%
Average interest rate spread..............          2.95%             3.31%             2.95%            3.16%
Nonperforming assets to total assets......          0.34%             0.31%             0.34%            0.31%
Nonperforming loans to total loans........          0.30%             0.33%             0.30%            0.33%
Average net interest margin...............          3.30%             3.75%             3.31%            3.68%
Tangible book value per share.............        $25.45            $23.13            $25.45           $23.13

(1) Annualized where appropriate.

Disclosure Controls and Procedures

         Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls

         Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                                     PART II


ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           31       Certification pursuant to ss.302 of the
                                      Sarbanes-Oxley Act of 2002
                           32       Certification pursuant to ss.906 of the
                                      Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K

                           The Company filed a Form 8-K on April 30, 2003 to report earnings for the quarter ended March 31, 2003 (Items 7 and 12).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TECHE HOLDING COMPANY



Date: August 14, 2003             By: /s/Patrick O. Little
                                      ------------------------------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: August 14, 2003             By: /s/J. L. Chauvin
                                      ------------------------------------------
                                      J. L. Chauvin
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)