Form 10-K
period 2003-09-30
TECHE HOLDING CO
filed 2003-12-29
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    September 30, 2003
                          --------------------------------------------------

                                     - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission Number:  1-13712

                              TECHE HOLDING COMPANY
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      Louisiana                               72-1287456
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

211 Willow Street                                               70538
----------------------------------------              --------------------------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code:    (337) 828-3212
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on which Registered
-------------------------------        -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on December 19, 2003, was $67.4 million (1,860,450 shares at $36.25 per share).

     As of December 19, 2003 there were issued and outstanding 2,268,766 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

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

     The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne and upper Lafourche Parishes, Louisiana (the "primary market area"). At September 30, 2003, Teche Federal conducted its business from its office in New Iberia, Louisiana, and fourteen branch offices in Bayou Vista (one office), Breaux Bridge (one office), Franklin (one office), Houma (three offices), Lafayette (three offices), Morgan City (one office), New Iberia (two offices) and Thibodaux (one office), all within Louisiana. In November 2003, Teche Federal opened a new branch office in Baton Rouge, Louisiana.

     The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

Market Area/Competition

     Teche Federal's home office is located in Franklin, St. Mary Parish, Louisiana. The Bank also has branch offices in the contiguous Parishes of Iberia, St. Martin, Lafayette, Terrebonne and Lafourche. In November 2003, Teche Federal opened a new branch office in Baton Rouge, Louisiana and has scheduled the offering of another branch in the same market area in Baton Rouge, to be located inside a WalMart Supercenter.

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

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.



                                                                              At September 30,
                                                       2003                         2002                          2001
                                             -----------------------      ------------------------      -----------------------
                                                            Percent                       Percent                      Percent
                                              Amount        of Total       Amount         of Total       Amount        of Total
                                              ------        --------       ------         --------       ------        --------
                                                                           (Dollars in Thousands)
Residential real estate mortgage loans:
  One- to four-family..................      $242,726        67.23%       $253,668         71.60%       $293,435        76.21%
  Construction/permanent loans.........        13,546         3.75           8,814          2.49           8,908         2.31
  Multi-family.........................         6,854         1.90           5,804          1.64           1,107         0.29
Commercial real estate loans...........        19,786         5.48           7,792          2.20          10,775         2.80
Commercial non-real estate loans.......         3,457         0.96           3,295          0.93              --           --
Land loans.............................         7,743         2.14           8,750          2.47           9,161         2.38
Consumer loans:
  Home equity loans ...................        41,770        11.57          40,779         11.51          36,039         9.36
  Loans on savings accounts............         4,247         1.18           3,978          1.12           4,536         1.18
  Mobile Home Loans                            14,693         4.08          12,972          3.66          10,426         2.71
  Other................................         6,164         1.71           8,437          2.38          10,625         2.76
                                              -------       ------         -------        ------         -------       ------
       Total loans.....................       360,986       100.00%        354,289        100.00%        385,012       100.00%
                                                            ======                        ======                       ======
Less:
  Allowance for loan losses............         3,397                        3,459                         3,436
  Deferred loan fees, net..............           459                          207                           746
                                              -------                      -------                       -------
        Net loans......................      $357,130                     $350,623                      $380,830
                                              =======                      =======                       =======





                                                                At September 30,
                                                        2000                        1999
                                              -----------------------      ----------------------
                                                             Percent                     Percent
                                               Amount        of Total      Amount        of Total
                                               ------        --------      ------        --------

Residential real estate mortgage loans:
  One- to four-family..................        $310,505        79.47%      $296,602        85.43%
  Construction/permanent loans.........          10,821         2.77          4,620         1.33
  Multi-family.........................           1,186         0.30          1,318         0.38
Commercial real estate loans...........           5,465         1.40          5,207         1.50
Commercial non-real estate loans.......              --           --             --           --
Land loans.............................           8,173         2.09          5,501         1.58
Consumer loans:
  Home equity loans ...................          33,007         8.45         19,655         5.66
  Loans on savings accounts............           4,960         1.27          5,166         1.49
  Mobile Home Loans                               6,446         1.65            631         0.18
  Other................................          10,171         2.60          8,481         2.45
                                                -------       ------        -------       ------
       Total loans.....................         390,734       100.00%       347,181       100.00%
                                                              ======                      ======
Less:
  Allowance for loan losses............           3,630                       3,537
  Deferred loan fees, net..............             592                         658
                                                -------                     -------
        Net loans......................        $386,512                    $342,986
                                                =======                     =======


     Loan Maturity Tables. The following table sets forth the maturity of the Bank's residential construction and commercial real estate loan portfolio at September 30, 2003. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.


                                                 Residential
                                                Construction/      Commercial
                                                  Permanent        Real Estate
                                                ------------       -----------

Amounts due:
  1 year or less.............................      $ 3,644          $    443
                                                    ------            ------
  After 1 year:
    1 year to 5 years........................           --             4,483
    More than 5 years........................        9,902            14,860
                                                    ------            ------

      Total due after September 30, 2004.....        9,902            19,343
                                                    ------            ------

      Total amount due.......................      $13,546           $19,786
                                                    ======            ======


     The following table sets forth the dollar amount of residential construction/permanent loans and commercial real estate loans due after September 30, 2004 that have pre-determined interest rates and that have floating or adjustable interest rates.


                                                     Floating or
                                           Fixed      Adjustable
                                           Rates        Rates        Total
                                           -----        -----        -----
                                                    (In Thousands)

Residential construction/permanent.....   $ 7,166      $ 2,736      $ 9,902
Commercial real estate.................     5,768       13,575       19,343
                                            -----       ------       ------
      Total............................   $12,934      $16,311      $29,245
                                           ======       ======       ======


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

     The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $48.5 million of fixed-rate mortgage loans during the year ended September 30, 2003.

     Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet the Bank's standard loan underwriting criteria due to, among other things, higher loan to value ratios, lack of private mortgage insurance, weaker credit characteristics of the borrower, absence of credit history or the non-conforming nature of the property securing the loan. Because these loans may have higher credit risks, they also provide higher yields to the Bank. The Bank attempts to minimize the credit risk by ensuring that the borrowers meet some of the Bank's standard underwriting criteria and securing such loans only by residential real estate. At September 30, 2003, alternative mortgage loans comprised $56.9 million or 15.8% of the total loan portfolio.

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

     Multi-Family and Commercial Real Estate Loans. The Bank originates loans secured by multi- family and commercial real estate, including non-owner occupied residential multi-family dwelling units (more than four units), as well as professional office buildings and apartment complexes. This portfolio has grown in recent years, and the Bank anticipates that this portfolio will continue to grow.

     The Bank generally originates multi-family and commercial real estate loans up to 80% of the appraised value of the property securing the loan depending upon the type of collateral. The Bank's philosophy is to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. The multi-family and commercial real estate loans in the Bank's portfolio generally consist of fixed-rate loans and ARMs which were originated at prevailing market rates for terms up to 15 years.

     Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2003 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $6.5 million with no single loan larger than $2.2 million.

     Commercial Non-real Estate Loans. At September 30, 2003, the Bank had $3.5 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank's market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

     Land Loans. At September 30, 2003, the Bank had $7.7 million invested in residential lot loans to individuals.

     Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2003, home equity mortgage loans totaled $41.8 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125.00% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

     Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans, credit card loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

     Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2003, the Bank had $4.2 million of loans secured by deposits.

     Teche Federal also originates automobile and mobile home loans. At September 30, 2003, the Bank had $3.6 million and $14.7 million of automobile and mobile home loans, respectively.

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

     Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $8.5 million as of September 30, 2003.

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


                                                                                 At September 30,
                                                          -----------------------------------------------------------
                                                           2003         2002         2001         2000         1999
                                                           ----         ----         ----         ----         ----
                                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences.....................................      $   633      $   919      $   294      $   793      $   609
   All other mortgage loans.........................          114          216           71           76           --
 Consumer...........................................          225          440          300          144           51
                                                             ----       ------       ------       ------       ------
      Total.........................................      $   972      $ 1,575      $   665      $ 1,013      $   660
                                                           ======       ======       ======       ======       ======

Accruing loans which are contractually past
  due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ....................................      $    --      $    --      $    --      $    --      $    --
   All other mortgage loans.........................          733          736           --           --           --
 Consumer...........................................           --           --           --           --           --
                                                           ------       ------      -------       ------       ------
      Total.........................................      $   733      $   736      $    --      $    --      $    --
                                                           ======       ======      =======       ======       ======
Total non-performing loans..........................      $ 1,705      $ 2,311      $   665      $ 1,013      $   660
                                                           ======       ======       ======       ======       ======

Real estate owned...................................      $   269      $   580      $   282      $   232      $   178
                                                           ======       ======       ======       ======       ======
Total non-performing assets.........................      $ 1,974      $ 2,891      $   947      $ 1,245      $   838
                                                           ======       ======       ======       ======       ======
Total non-performing loans to total loans
  outstanding before allowance......................         0.47%        0.65%        0.18%        0.28%        0.24%
                                                             ====        =====         ====        =====        =====
Total non-performing loans to total assets..........         0.32%        0.45%        0.14%        0.21%        0.15%
                                                             ====        =====         ====        =====        =====
Total non-performing assets to total assets.........         0.37%        0.56%        0.21%        0.26%        0.19%
                                                             ====        =====         ====        =====        =====

     Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2003.

     Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 2003, the Bank had REO with a net balance of $269,000.

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

     There can be no assurance that the allowance for losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for losses will not be required.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The change in allocation from September 30, 2002 to September 30, 2003 reflects the relative balances at year end of each loan category as well as management's assessment at year end of the risk characteristics of each loan category.


                                                                        At September 30,
                               --------------------------------------------------------------------------------------------------
                                      2003                2002                2001                2000                1999
                               ------------------  ------------------  ------------------  ------------------  ------------------
                                      Percent of          Percent of          Percent of          Percent of          Percent of
                                       Loans to            Loans to            Loans to            Loans to            Loans to
                               Amount Total Loans  Amount Total Loans  Amount Total Loans  Amount Total Loans  Amount Total Loans
                               ------ -----------  ------ -----------  ------ -----------  ------ -----------  ------ -----------
                                                                                             (Dollars in Thousands)
At end of year allocated to:
One- to four-family ........   $1,112    67.23%    $1,866    71.60%    $2,595    76.21%    $2,742    79.47%    $2,664    85.43%
Multi-family and commercial
  real estate ..............    1,106     7.38        350     3.84        114     3.09        121     1.70        121     1.88
Construction ...............       62     3.75          5     2.49         15     2.31         16     2.77         15     1.33
Home equity ................      515    11.57        562    11.51        386     9.36        429     8.45        423     5.66
Consumer and other loans ...      602    10.07        676    10.56        326     9.03        322     7.61        314     5.70
                               ------   ------     ------   ------     ------   ------     ------   ------     ------   ------
Total allowance(1) .........   $3,397   100.00%    $3,459   100.00%    $3,436   100.00%    $3,630   100.00%    $3,537   100.00%
                               ======   ======     ======   ======     ======   ======     ======   ======     ======   ======

------------------------
(1) Includes specific reserves for assets classified as loss.

     Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:


                                                                          At September 30,
                                                       2003        2002         2001         2000         1999
                                                    ---------    ---------    ---------    ---------    ---------
                                                                       (Dollars in Thousands)

Total loans outstanding, net ...................    $ 357,130    $ 350,623    $ 380,830    $ 386,512    $ 342,986
                                                    =========    =========    =========    =========    =========
Average loans outstanding ......................    $ 349,738    $ 364,676    $ 389,963    $ 382,173    $ 340,540
                                                    =========    =========    =========    =========    =========

Allowance balances (at beginning of year).......    $   3,459    $   3,436    $   3,630    $   3,537    $   3,515
                                                    ---------    ---------    ---------    ---------    ---------
Provision ......................................           75          205           80          120          150
                                                    ---------    ---------    ---------    ---------    ---------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units ..................          (78)         (99)         (91)         (23)         (60)
  Construction loans ...........................          (49)          --           --           --           --
  Multi-family and commercial
    real estate loans ..........................          (20)          (1)         (10)          --           --
  Land loans ...................................           --           (1)          --           --           --
  Other ........................................         (168)        (114)        (185)         (66)        (112)
                                                    ---------    ---------    ---------    ---------    ---------
      Total charge-offs ........................         (315)        (215)        (286)         (89)        (172)
Recoveries
  Residential real estate mortgage loans:
    One- to four-family units ..................           66            5            1           19           38
  Construction loans ...........................            6           --           --           --           --
  Multi-family and commercial
     real estate loans .........................            1           --           --           --           --
  Land loans ...................................           --           --           --           --           --
  Other ........................................          105           28           11           43            6
                                                    ---------    ---------    ---------    ---------    ---------
      Total recoveries .........................          178           33           12           62           44
                                                    ---------    ---------    ---------    ---------    ---------
  Net (charge-offs) ............................         (137)        (182)        (274)         (27)        (128)
                                                    ---------    ---------    ---------    ---------    ---------
Allowance balance (at end of year) .............    $   3,397    $   3,459    $   3,436    $   3,630    $   3,537
                                                    =========    =========    =========    =========    =========

Allowance for loan losses to total loans
  outstanding before allowance..................         0.94%        0.98%        0.89%        0.93%        1.02%
Net loans charged off as a percent of
  average loans outstanding before allowance....         0.09%        0.05%        0.07%        0.01%        0.04%


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

     The Company's investments in mortgage-backed securities and CMO's includes securities issued by government agencies, private issuers and financial institutions. At September 30, 2003, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal-only securities. The CMO's held by the Company at September 30, 2003 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2003, the Bank had CMO's with an aggregate estimated market value of $300,000, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

     The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.


                                                          At September 30,
                                                 -------------------------------
                                                   2003        2002       2001
                                                  ------      ------     ------
                                                          (In Thousands)

Investment securities issued by U.S.
  government agencies and corporations.........  $  3,236    $     --   $     --
FHLB Stock.....................................     6,477       5,211      4,776
Mortgage-backed securities.....................   126,038      84,034     21,532
CMO's..........................................       329      10,744     19,395
Municipal obligations..........................        38          59         70
Equity securities..............................         6         170        233
                                                  -------     -------     ------
   Total investment and mortgage-backed
      securities...............................   136,124     100,218     46,006
Interest-bearing deposits......................     1,622      24,767     13,777
                                                  -------     -------    -------
   Total investments...........................  $137,746    $124,985   $ 59,783
                                                  =======     =======    =======

     Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2003.


                                                            As of September 30, 2003
                               -------------------------------------------------------------------------------
                                One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years
                               ------------------  -----------------   -----------------   -------------------
                               Amortized  Average  Amortized Average   Amortized Average   Amortized   Average
                                 Cost      Yield     Cost     Yield      Cost     Yield      Cost       Yield
                               ---------  -------  --------- -------   --------- -------   ---------   -------
                                                            (Dollars in Thousands)
Investment securities issued
 by U.S. government agencies
 and corporations ..........   $    --       --%    $   --      --%     $ 3,275    4.10%    $    --       --%
Mortgage-backed securities
available for sale(1) ......        --       --         38    8.15       15,786    3.64      80,837     3.36
Mortgage-backed securities
 held-to-maturity ..........        --       --         --      --       14,638    4.08      15,631     2.74
CMO's held to maturity(1) ..        --       --         --      --           --      --         325     7.17
FHLB stock .................        --       --         --      --           --      --          --       --
Municipal obligations(2) ...        38     3.84         --      --           --      --          --       --
Equity securities ..........        --       --         --      --           --      --          --       --
                                ------               -----               ------              ------

      Total ................   $    38     3.84%    $   38    8.15%     $33,699    3.88%    $96,793     3.27%
                                ======               =====               ======              ======

                                            As of September 30, 2003
                                   -----------------------------------------
                                               Total Investments
                                   -----------------------------------------
                                   Amortized   Average   Carrying    Market
                                     Cost       Yield      Value     Value
                                   ---------   -------   --------    ------

Investment securities issued
 by U.S. government agencies
 and corporations ..........        $  3,275     4.10%   $  3,236   $  3,236
Mortgage-backed securities
available for sale(1) ......          96,661     3.41      95,769     95,769
Mortgage-backed securities
 held-to-maturity ..........          30,269     3.39      30,269     30,714
CMO's held to maturity(1) ..             325     7.17         329        329
FHLB stock .................           6,477     2.00       6,477      6,477
Municipal obligations(2) ...              38     3.84          38         38
Equity securities ..........               3       --           6          6
                                     -------              -------    -------

      Total ................        $137,048     3.36%   $136,124   $136,569
                                    ========     ====    ========   ========

------------------------
(1)  Does not assume prepayment
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

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

     Non-interest bearing demand accounts constituted $30.5 million, or 8.7% of the Bank's deposit portfolio at September 30, 2003. Money market accounts and NOW accounts constituted $111.8 million, or 32.0% of the Bank's deposit portfolio at September 30, 2003. Regular savings accounts constituted $30.0 million, or 8.6% of the Bank's deposit portfolio at September 30, 2003. Certificates of deposit constituted $176.9 million or 50.7% of the deposit portfolio, including $52.8 million of which had balances of $100,000 and over. As of September 30, 2003, the Bank had no brokered deposits.

     Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003.


                                            Certificates
                                             of Deposit            Weighted
                                            ------------
                                           (In Thousands)        Interest Rate
                                                                 -------------
Maturity Period:
---------------
3 months or less.......................       $ 9,842                3.55%
Over 3 through 6 months................         5,922                2.13
Over 6 through 12 months...............        11,159                2.51
Over 12 months.........................        25,897                4.15
                                               ------                ----
Totals.................................       $52,820                3.46%
                                               ======                ====

Borrowings

     Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2003, Teche Federal had $126.3 million in advances outstanding from the FHLB of Dallas.

     The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:


                                                               At or For the Year Ended September 30,
                                                           -----------------------------------------------
                                                                 2003           2002            2001
                                                           --------------- --------------- ---------------
                                                                            (Dollars in Thousands)
FHLB advances:
  Average balance outstanding.............................     $ 5,736        $    167          $25,946
  Maximum amount outstanding at any
     month-end during the year............................      19,649           8,000           60,700
  Balance outstanding at end of year......................      19,649              --               --
  Weighted average interest rate during the year..........        4.97%           2.68%            6.26%
  Weighted average interest rate at end of year...........        2.42%             --%              --%


Subsidiary Activity

     The only subsidiary of the Company is Teche Federal Savings Bank.

     As of September 30, 2003, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $106,172. FISI was inactive at September 30, 2003.

Personnel

     As of September 30, 2003, the Bank had 213 full-time and 54 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

     Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation to Curtail Corporate Accounting Irregularities.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the implementation of new regulations subject publicly- traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings associations that receive the highest supervision rating for safety and soundness and 4% of total adjusted assets for all other associations, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's capital levels can be found at Note 18 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

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

     The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 2003.


                                                       NPV as % of PV
                          Net Portfolio Value            of Assets
                        ----------------------     ---------------------
   Change                                            NPV
in Rates(1)  $ Amount   $Change(2)  %Change(3)     Ratio(4)    Change(5)
-----------  --------   ----------  ----------     --------    ---------
                  (Dollars in Thousands)
 +300 bp     45,743      -10,065        -18%         8.78%      -122 bp
 +200 bp     50,755      - 5,052        - 9%         9.50%      - 50 bp
 +100 bp     54,311      - 1,497        - 3%         9.94%       - 7 bp
    0 bp     55,808           --         --         10.00%           --
 -100 bp     53,630      - 2,178        - 4%         9.47%      - 53 bp

---------------
(1) The -200bp and -300bp scenarios are not shown due to low interest rate environment.
(2) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(3) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(4)  Calculated as the estimated NPV divided by average total assets.
(5) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.


                                                     September 30, September 30,
                                                         2003          2002
                                                     ------------- -------------
*** RISK MEASURES: -100 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets......      10.00%        10.21%
Exposure Measure: Post-Shock NPV Ratio.............       9.47%         8.79%
Sensitivity Measure: Change in NPV Ratio...........       53 bp        142 bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets.................       0.39%         1.35%


     As the table shows, increases in interest rates would result in net increases in the Bank's NPV, while decreases in interest rates will result in a net decrease in the Bank's NPV. (The Bank's NPV decreases by 4.0% if interest rates decrease by 100 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.
Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

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

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2003, the Bank was in compliance with its QTL requirement with 86.5% of its assets invested in QTIs.

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
-----------------------------------

Properties

     The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and fourteen offices. The Bank's total investment in office property and equipment was $24.4 million with a net book value of $16.5 million at September 30, 2003. The Bank currently operates automated teller machines at most of its branch offices.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under the heading "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2003 ("Annual Report") and is incorporated herein by reference.

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

Item 8A.  Controls and Procedures
---------------------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held in January 2004 (the "Proxy Statement") which is incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code will be furnished without charge upon written request to the Secretary, Teche Holding Company, 1120 Jefferson Terrace Boulevard, New iberia, Louisiana 70560.

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth below is  information  as of  September  30, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                      (a)                    (b)                       (c)
                                                                                               Number of securities
                                             Number of securities       Weighted-average     remaining available for
                                               to be issued upon       exercise price of      future issuance under
                                                  exercise of             outstanding       equity compensation plans
                                             outstanding options,      options, warrants      (excluding securities
                                             warrants and rights          and rights         reflected in column (a))
                                             --------------------         -----------        ------------------------
Equity compensation plans
  approved by shareholders(1)............         327,132                  $ 16.75                  151,779(3)
Equity compensation plans
  not approved by shareholders(2)........          55,278                    20.56                      4,800
                                                  -------                   ------                   --------
     TOTAL..............................          382,410                  $ 17.30                    156,579
                                                  =======                   ======                    =======

------------
(1) Plans approved by stockholders include the Teche Holding Company 1995 Stock Option Plan and the Teche Holding Company 2001 Stock-Based Incentive Plan.
(2) Plans not approved by stockholders include the Teche Holding Company 1997 Stock Option Plan, the Teche Holding Company 1998 Stock Option Plan, the Teche Holding Company Stock Option Agreement with Scott Sutton and the Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton. For information regarding the material features of these plans, see Note 15 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.
(3) Includes 28,013 shares remaining available for grant under the Teche Holding Company 2001 Stock-Based Incentive Plan, which permits up to 15% of the 250,000 shares reserved for issuance under the plan to be awarded as restricted stock instead of options. During the year ended September 30, 2003, awards of 4,800 shares were made under this plan.

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

               Independent Auditors' Report
               Consolidated Balance Sheets as of September 30, 2003 and 2002 Consolidated Statements of Income For the Years Ended
                 September 30, 2003, 2002 and 2001
               Consolidated  Statements  of  Stockholders'  Equity for the Years
                 Ended September 30, 2003, 2002 and 2001
               Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
                 September 30, 2003, 2002 and 2001
               Notes to Consolidated Financial Statements

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

                  3.1      Articles of Incorporation of Teche Holding Company*
                  3.2      Bylaws of Teche Holding Company*
                  4        Stock Certificate of Teche Holding Company*
                  10.1     Teche Federal Savings Bank Management Stock Plan**
                  10.2     Teche Holding Company 1995 Stock Option Plan**
                  10.3     Teche Holding Company 1997 Stock Option Plan***
                  10.4     Teche Holding Company 1998 Stock Option Plan***
                  10.5     Teche Holding Company Stock Option Agreement with
                             Scott Sutton****
                  10.6     Teche Federal Savings Bank Restricted Stock Agreement
                             with Scott Sutton****
                  10.7     Teche Holding Company 2001 Stock-Based Incentive
                             Plan*****
                  11       Statement regarding computation of earnings per share
                             (see Note 14 to the Consolidated Financial
                             Statements in the Annual Report)
                  13       Annual Report to Stockholders for the fiscal year
                             ended September 30, 2003
                  21       Subsidiary of the Registrant (see "Item 1 Business -
                             Subsidiary Activity" herein)
                  23       Independent Auditors' Consent
                  31       Certification pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002
                  32       Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

--------------------
* Incorporated herein by reference to the identically numbered exhibits to the Registrant's Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.

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

***** Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the Commission on May 1, 2002, Registration No. 333-87354.

          (b)  Reports on Form 8-K.

               A Report on Form 8-K, dated August 8, 2003, was filed with the SEC on August 8, 2003 to announce earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. TECHE HOLDING COMPANY


Dated:  December 29, 2003                By: /s/ Patrick O. Little
                                             -----------------------------------
                                             Patrick O. Little
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 2003.



By: /s/ Patrick O. Little               By: /s/ J. L. Chauvin
    ----------------------------------      ------------------------------------
    Patrick O. Little                       J. L. Chauvin
    President, Chief Executive Officer      Director, Vice President and
      and Chairman of the Board               Treasurer
    (Principal Executive Officer)           (Principal Financial Officer)



By: /s/ Robert Earl Mouton              By: /s/ Donelson T. Caffery, Jr.
    ----------------------------------      ------------------------------------
    Robert Earl Mouton                      Donelson T. Caffery, Jr.
    Director                                Director



By: /s/ Mary Coon Biggs                 By:
    ----------------------------------      ------------------------------------
    Mary Coon Biggs                         Christian L. Olivier
    Director                                Director



By: /s/ W. Ross Little, Jr.             By: /s/ Henry L. Friedman
    ----------------------------------      ------------------------------------
    W. Ross Little, Jr.                     Henry L. Friedman
    Director and Secretary                  Director



By: /s/ Thomas F. Kramer MD             By:
    ----------------------------------      ------------------------------------
    Thomas F. Kramer, M.D.                  Robert Judice, Jr.
    Director                                Director