Form 10-Q
period 2003-12-31
TECHE HOLDING CO
filed 2004-02-17
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2003
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


                         Commission file number  0-25538
                                                -----------

                             TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                          72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)


211 Willow Street, Franklin, Louisiana                           70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (337) 365-0366
                                                   ----------------------------

                                      N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 5, 2004


         Class                                                2,262,726
---------------------------                         ----------------------------
$.01 par value common stock                              Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2003
                                      INDEX

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

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            At               At
                                                                                       December 31,     September 30,
                                                                                            2003             2003*
                                                                                       ------------     -------------
                                                                                       (unaudited)
ASSETS
Cash and cash equivalents...........................................................    $ 14,151             $ 14,439
Securities available-for-sale, at estimated
  market value (amortized cost of $113,050 and $100,302)............................     111,944               99,378
Securities held to maturity (estimated market value of $27,878 and $30,714).........      27,601               30,269
Loans receivable, net of allowance for loan losses
  of $3,404 and $3,397..............................................................     373,968              357,130
Accrued interest receivable.........................................................       2,211                2,251
Investment in Federal Home Loan Bank stock, at cost.................................       7,604                6,477
Real estate owned, net..............................................................         103                  268
Prepaid expenses and other assets...................................................       1,065                  877
Life insurance contracts............................................................       9,454                9,324
Premises and equipment, at cost less accumulated depreciation.......................      17,654               16,533
                                                                                         -------             --------
      TOTAL ASSETS..................................................................    $565,755             $536,946
                                                                                         =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................................................    $351,287             $349,268
Advances from Federal Home Loan Bank................................................     153,810              126,310
Advance payments by borrowers for taxes and insurance...............................         609                1,385
Accrued interest payable............................................................         621                  624
Accounts payable and other liabilities..............................................       2,390                2,363
                                                                                         -------             --------
      Total liabilities.............................................................     508,717              479,950
                                                                                         -------              -------

COMMITMENTS AND CONTINGENCIES                                                                  -                    -

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,445,254 and 4,395,603 shares issued...............................          44                   44
  Preferred stock, 5,000,000 shares authorized;
    none issued.....................................................................           -                    -
  Additional paid in capital........................................................      45,829               45,701
  Retained earnings.................................................................      47,832               46,598
  Unearned ESOP shares..............................................................        (388)                (424)
  Treasury stock (2,182,240 and 2,148,000 shares, at cost)..........................     (35,560)             (34,322)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes...........................................................        (719)                (601)
                                                                                        --------            ---------
      Total stockholders' equity....................................................      57,038               56,996
                                                                                        --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................    $565,755             $536,946
                                                                                        ========             ========

---------------------
* The consolidated balance sheet at September 30, 2003 has been taken from the audited balance sheet at that date.

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                        For Three Months ended
                                                                              December 31,
                                                                        ----------------------
                                                                          2003           2002
                                                                        --------       -------
INTEREST INCOME:
  Interest and fees on loans....................................        $ 6,051        $ 6,667
  Interest and dividends on investments.........................          1,204          1,001
  Other interest income.........................................              5             95
                                                                         ------         ------
                                                                          7,260          7,763
                                                                         ------         ------
INTEREST EXPENSE:
  Deposits......................................................          1,640          2,184
  Advances from Federal Home Loan Bank..........................          1,528          1,509
                                                                         ------         ------
                                                                          3,168          3,693
                                                                         ------         ------
NET INTEREST INCOME.............................................          4,092          4,070
PROVISION FOR LOAN LOSSES.......................................             15             30
                                                                         ------         ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES...............................................          4,077          4,040
                                                                         ------         ------

NON-INTEREST INCOME:
  Service charges and other.....................................          2,236          2,002
  Other income..................................................            309            300
                                                                         ------         ------
TOTAL NON-INTEREST INCOME.......................................          2,545          2,302
                                                                         ------         ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits............................          2,102          1,914
  Occupancy expense.............................................            928            828
  Marketing and professional....................................            526            479
  Other operating expenses......................................            662            659
                                                                         ------         ------
      Total non-interest expense................................          4,218          3,880
                                                                         ------         ------
INCOME BEFORE INCOME TAXES......................................          2,404          2,462
INCOME TAXES....................................................            769            849
                                                                         ------         ------
NET INCOME......................................................        $ 1,635        $ 1,613
                                                                         ======         ======
BASIC INCOME PER COMMON SHARE ..................................        $   .74        $   .71
                                                                         ======         ======
DILUTED INCOME PER COMMON SHARE.................................        $   .68        $   .67
                                                                         ======         ======
DIVIDENDS DECLARED PER COMMON SHARE.............................        $   .18        $  .125
                                                                         ======         ======

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                For Three Months
                                                                                               Ended December 31,
                                                                                           ---------------------------
                                                                                             2003              2002
                                                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................        $  1,635           $  1,613
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities.............................................             163                283
      Provision for loan losses....................................................              15                 30
      Depreciation.................................................................             224                234
      Other items - net............................................................              37                632
                                                                                            -------            -------
          Net cash provided by operating activities................................           2,074              2,792
                                                                                            -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale........................................         (20,655)           (30,354)
  Principal repayments of securities available for sale............................           7,742              5,094
  Principal repayments of securities held to maturity..............................           2,668              5,380
  Net loan (originations/acquisitions) repayments..................................         (16,835)            11,853
  Investment in FHLB stock.........................................................          (1,127)               (37)
  Purchase of premises and equipment...............................................          (1,345)              (204)
                                                                                            --------           -------
      Net cash used in investing activities........................................         (29,552)            (8,268)
                                                                                            -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................           2,019              6,936
  Net increase (decrease) in FHLB advances.........................................          27,500             (1,693)
  Net decrease in advance payments by borrowers for
    taxes and insurance............................................................            (776)              (375)
  Dividends paid...................................................................            (315)              (283)
  Purchase of common stock for treasury............................................          (1,238)            (1,217)
                                                                                            -------            --------
      Net cash provided by financing activities....................................          27,190              3,368
                                                                                            -------            -------

NET  DECREASE IN CASH .............................................................            (288)            (2,108)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................          14,439             35,575
                                                                                            -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................        $ 14,151           $ 33,467
                                                                                            =======            =======

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 2003 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - INCOME PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2003 and 2002.

                                                                2003       2002
                                                             ---------   ---------
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share .......................   2,216,000   2,279,000
Effect of dilutive securities:
  Stock options ..........................................     177,000     141,000
                                                             ---------   ---------
Weighted average number of common  shares
  outstanding plus effect of dilutive securities - used in
  computation of diluted net income per common share .....   2,393,000   2,420,000
                                                             =========   =========

                                        4

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three months ended December 31, 2003 and 2002 (in thousands).

                                                           2003           2002
                                                           ----           ----

Net income .......................................       $ 1,635        $ 1,613
Other comprehensive loss, net of tax .............          (118)          (130)
                                                         -------        -------
Total Comprehensive Income .......................       $ 1,517        $ 1,483
                                                         =======        =======

NOTE 5 - STOCK BASED COMPENSATION

         The Company applies the Accounting Practices Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under SFAS No. 123. Had compensation costs for the Company's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company's net income and income per share would have been as indicated below:

                                                            For Three Months
                                                           Ended December 31,
                                                      -------------------------
                                                        2003              2002
                                                      ---------       ---------
Net Income (in thousands):
  As reported ..................................      $   1,635       $   1,613
  Deduct total stock based compensation
    determined under fair value method .........            (50)            (25)
                                                      ---------       ---------
  Pro forma ....................................      $   1,585       $   1,588
                                                      =========       =========

Basic income per share:
  As reported ..................................      $    0.74       $    0.71
  Pro forma ....................................      $    0.72       $    0.70
Diluted income per share:
  As reported ..................................      $    0.68       $    0.67
  Pro forma ....................................      $    0.66       $    0.66

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Private Securities Litigation Reform act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believe", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risk associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The Company's consolidated results of operations are primarily dependent on the Bank's net interest income, or the difference between the interest incomes earned on its loan, mortgage-backed securities and investment securities portfolios, and the interest expense paid on its savings deposits and other borrowings. Net interest income is affected not only by the difference between the yields earned on interest-earning assets and the costs incurred on interest-bearing liabilities, but also by the relative amounts of such interest-earning assets and interest-bearing liabilities.

Other components of net income include: provisions for losses on loans and other assets; non-interest income (primarily, service charges on deposit accounts and other fees, net rental income, and gains and losses on investment activities); non-interest expenses (primarily, compensation and employee benefits, federal insurance premiums, office occupancy expense, marketing expense and expenses associated with foreclosed real estate) and income taxes.

Earnings of the Company also are significantly affected by economic and competitive conditions, particularly changes in interest rates, government policies and regulations of regulatory authorities.

References to the "Bank" herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at December 31, 2003 and September 30, 2003 totaled $565.8 million and $536.9 million, respectively, an increase of $28.9 million or 5.4%.

Securities available-for-sale totaled $111.9 million and securities held to maturity totaled $27.6 million at December 31, 2003, which combined represents an increase of $9.9 million or 7.6% as compared to September 30, 2003. The Company purchased United States government and agency mortgage-backed securities with cash available from loan and investment repayments and funds from FHLB advances.

Loans receivable totaled $374.0 million at December 31, 2003 which represented a $16.8 million or a 4.7% increase compared to September 30, 2003. The increase in loans receivable was due primarily to origination of commercial mortgage loans and, additionally, to the purchase of $8.3 million of performing consumer loans secured by automobiles and a guarantee by the underwriting federal savings bank.

Total deposits, after interest credited, at December 31, 2003 were $351.3 million which represents an increase of $2.0 million or 0.6% as compared to September 30, 2003.

Advances increased $27.5 million or 21.8% as compared to the amount at September 30, 2003. The increase was due primarily to fund new loans and to purchase loans and investments during the quarter.

Stockholders' equity was $57.0 million at December 31, 2003 and September 30, 2003. Earnings for the quarter were offset by dividends and stock repurchases.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND
2002

NET INCOME. The Company had net income of $1,635,000 for the three months ended December 31, 2003, as compared to net income of $1,613,000 for the three month period ended December 31, 2002 Earnings for the three months ended December 31, 2003 represent an increase of 1.4% compared to 2002.

TOTAL INTEREST INCOME. Total interest income decreased by $503,000 or 6.5% to $7.3 million for the three months ended December 31, 2003, from $7.8 million for the three months ended December 31, 2002, as a $18.9 million increase in average earning assets was offset by a decrease in average yields to 5.77% in 2003 from 6.46% in 2002. Interest income on loans decreased $616,000 to $6.1 million for the three months ended December 31, 2003 from $6.7 million for the same period ended December 31, 2002. The average yield on loans decreased to 6.63% for the three months ended December 31, 2003 from 7.69% for the same period in 2002, and the average yield on investment and mortgage-backed securities decreased to 3.54% for the three months ended December 31, 2003 from 3.70% for the same quarter in 2002.

TOTAL INTEREST EXPENSE. Total interest expense decreased $525,000 or 14.2%, to $3.2 million for the 2003 period from $3.7 million for the December 2002 period, due to a decrease in average rates paid from 3.46% in 2002 to 2.83% in 2003.

NET INTEREST INCOME. Net interest income increased $22,000 for the three month period ended December 31, 2003 as compared to the same period ended December 31, 2002 due primarily to a decrease in the average interest rate spread from 3.00% in 2002 to 2.95% in 2003.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $15,000 and $30,000 for the three month periods ended December 31, 2003 and 2002, respectively.

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

NON-INTEREST INCOME. Total non-interest income increased by $243,000 from $2.3 million in the three month period ended December 31, 2002 to $2.5 million in the three month period ended December 31, 2003. This increase is due primarily to the increase in service fee income associated with increased demand account volume.

NON-INTEREST   EXPENSE.   Total  non-interest  expense  increased  $338,000  due
primarily to an increase in compensation expense resulting from a new branch opened during the quarter.

GAIN ON SALE OF SECURITIES. The Company had no gains on the sale of securities during the periods.

INCOME TAX EXPENSE. Income taxes were approximately 32% of income before income tax in fiscal 2003 and 34% in fiscal 2002. The decrease in fiscal 2003 was due primarily to a reduction in non-deductable items for the three months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. At December 31, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                          Amount         Percent
                                                          ------         -------
                                                      (In thousands)
Tangible capital ................................         $50,331          8.92%
Tangible capital requirement ....................           8,462          1.50
                                                          -------         -----
 Excess over requirement ........................         $41,869          7.42%
                                                          =======         =====

Core capital ....................................         $50,331          8.92%
Core capital requirement ........................          22,564          4.00
                                                          -------         -----
Excess over requirement .........................         $27,767          4.92%
                                                          =======         =====

Risk based capital ..............................         $53,648         16.39%
Risk based capital requirement ..................          26,191          8.00
                                                          -------         -----
Excess over requirement .........................         $27,457          8.39%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas ("FHLB"). As of December 31, 2003, FHLB borrowed funds totaled $153.8 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2003.

ADDITIONAL KEY OPERATING RATIOS

                                                              At or For the Three
                                                                 Months Ended
                                                                 December 31,
                                                           ------------------------
                                                           2003(1)          2002(1)
                                                           -------          -------
                                                                   (Unaudited)
Return on average assets .........................             1.21%          1.25%
Return on average equity .........................            11.47%         11.40%
Average interest rate spread .....................             2.95%          3.00%
Nonperforming assets to total assets .............             0.19%          0.40%
Nonperforming loans to total loans ...............             0.28%          0.42%
Average net interest margin ......................             3.25%          3.39%
Tangible book value per share ....................        $   25.20      $   24.31

---------------
(1) Annualized where appropriate.

                                        9

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation
     -----------------------------------------------
     of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal  control over financial  reporting.  During the quarter
     ------------------------------------------------------
     under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K

                    . During the quarter ended December 31, 2003, the Company filed the following reports on Form 8-K:

                    . Current Report on Form 8-K dated October 23, 2003 to report earnings for the year ended September 30, 2003. (Items 7 and 12).

                    . Current Report on Form 8-K dated December 18, 2003 to report the adoption of a plan to repurchase up to 5% of the outstanding shares of the Company. (Items 5 and 7).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TECHE HOLDING COMPANY



Date: February 17, 2004                By: /s/ Patrick O. Little
                                           ------------------------------------
                                           Patrick O. Little
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: February 17, 2004                    By: /s/ J. L. Chauvin
                                           -------------------------------------
                                           J. L. Chauvin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)