Form 10-Q
period 2004-03-31
TECHE HOLDING CO
filed 2004-05-17
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004
                               -------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

                        Commission file number 001-13712
                                               ---------

                              TECHE HOLDING COMPANY
             -------------------------------------------------------
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
                                                   -------------------

                                       N/A
             ------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2004.

           Class                                      Outstanding
-----------------------------                     -------------------
$.01 par value common stock                            2,276,463

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         10
Item 4.  Controls and Procedures                                            11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12
Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                                     12
Item 3.  Defaults upon Senior Securities                                    12
Item 4.  Submission of Matters to a Vote of Security Holders                12
Item 5.  Other Materially Important Events                                  13
Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  14

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           At                  At
                                                                        March 31,         September 30,
                                                                          2004                2003*
                                                                     ----------------     ------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents............................................    $ 15,878             $ 14,439
Securities available-for-sale, at
  fair value (amortized cost of $107,510 and $100,302)...............     107,237               99,378
Securities held to maturity (estimated fair value
  of $26,395 and $30,714)....                                              25,934               30,269
Loans receivable, net of allowance for loan losses
  of $3,401 and $3,397)..............................................     390,866              357,130
Accrued interest receivable..........................................       2,251                2,251
Investment in Federal Home Loan Bank stock, at cost..................       7,767                6,477
Real estate owned, net...............................................         105                  268
Prepaid expenses and other assets....................................       1,193                  877
Life insurance contracts.............................................       9,583                9,324
Premises and equipment, at cost less accumulated depreciation........      18,207               16,533
                                                                         --------             --------
      TOTAL ASSETS...................................................    $579,021             $536,946
                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.............................................................    $363,215             $349,268
Advances from Federal Home Loan Bank.................................     153,766              126,310
Advance payments by borrowers for taxes and insurance................         838                1,385
Accrued interest payable.............................................         635                  624
Accounts payable and other liabilities...............................       1,954                2,363
                                                                         --------             --------
      Total liabilities..............................................     520,408              479,950
                                                                         --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,392,313 shares issued..............................          44                   44
  Preferred stock, 5,000,000 shares authorized;
    none issued......................................................           -                    -
  Additional paid in capital.........................................      46,053               45,701
  Retained earnings..................................................      48,899               46,598
  Unearned ESOP shares...............................................        (352)                (424)
  Treasury stock - 2,190,000 and 2,148,000 shares, at cost...........     (35,854)             (34,322)
  Unrealized gain on securities available-for-sale, net of
    deferred income taxes............................................        (177)                (601)
                                                                         --------             --------
      Total stockholders' equity.....................................      58,613               56,996
                                                                         --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................    $579,021             $536,946
                                                                         ========             ========

--------------------
*The consolidated balance sheet at September 30, 2003 has been taken from the audited balance sheet at that date. See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                  For Three Months                         For Six Months
                                                                   Ended March 31,                         Ended March 31,
                                                            ---------------  --------------      -------------      ----------
                                                                2004               2003               2004               2003
                                                            ---------------  --------------      -------------      ----------
INTEREST INCOME
  Interest and fees on loans...........................      $   6,235         $   6,362          $  12,286          $  13,029
  Interest and dividends on investments................          1,285               938              2,489              1,939
  Other interest income................................              4                90                  9                185
                                                             ---------         ---------          ---------          ---------
                                                                 7,524             7,390             14,784             15,153
                                                             ---------         ---------          ---------          ---------
INTEREST EXPENSE:
  Deposits.............................................          1,564             1,986              3,203              4,170
  Advances from Federal Home Loan Bank.................          1,607             1,485              3,136              2,994
                                                             ---------         ---------          ---------          ---------
                                                                 3,171             3,471              6,339              7,164
                                                             ---------         ---------          ---------          ---------
NET INTEREST INCOME....................................          4,353             3,919              8,445              7,989

PROVISION FOR LOAN LOSSES..............................             15                15                 30                 45
                                                             ---------         ---------          ---------          ---------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................          4,338             3,904              8,415              7,944
                                                             ---------         ---------          ---------          ---------

NON-INTEREST INCOME:
  Service charges and other............................          2,204             1,893              4,440              3,895
  (Loss) Gain on sale of real estate owned.............              -               (15)                18                (16)
  (Loss) Gain on sale of fixed assets..................             (2)                2                 91                  2
  Other income.........................................            211               187                409                488
                                                             ---------         ---------          ---------          ---------
      TOTAL NON-INTEREST INCOME........................          2,413             2,067              4,958              4,369
                                                             ---------         ---------          ---------          ---------

Gain on sale of securities ............................             32                19                 32                 19

NON-INTEREST EXPENSE:
  Compensation and employee benefits...................          2,196             1,842              4,298              3,756
  Occupancy expense....................................            987               902              1,915              1,730
  Marketing and professional...........................            580               412              1,106                891
  Other operating expenses.............................            832               758              1,494              1,417
                                                             ---------         ---------          ---------          ---------
      TOTAL NON-INTEREST EXPENSE.......................          4,595             3,914              8,813              7,794
                                                             ---------         ---------          ---------          ---------
INCOME BEFORE INCOME TAXES.............................          2,188             2,076              4,592              4,538
INCOME TAXES...........................................            700               717              1,469              1,566
                                                             ---------         ---------          ---------          ---------
NET INCOME.............................................      $   1,488         $   1,359          $   3,123          $   2,972
                                                             =========         =========          =========          =========
BASIC EARNINGS PER COMMON SHARE........................      $    0.67         $    0.60          $    1.40          $    1.31
                                                             =========         =========          =========          =========
DILUTED EARNINGS PER COMMON SHARE......................      $    0.62         $    0.56          $    1.31          $    1.23
                                                             =========         =========          =========          =========

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
          BASIC........................................      2,226,000         2,270,000          2,224,000          2,275,000
          DILUTED......................................      2,385,000         2,423,000          2,393,000          2,424,000


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                  For the Six Months
                                                                                   Ended March 31,
                                                                                2004             2003
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  ...........................................................      $  3,123          $ 2,972
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities...................................           275              561
      Provision for loan losses..........................................            30               45
      Depreciation.......................................................           486              462
      Decrease in accrued interest receivable............................            --              292
      (Increase) decrease in prepaid expenses and other assets...........          (316)              86
      Decrease in accounts payable and other liabilities.................          (409)            (660)
      Other items - net..................................................          (128)             611
                                                                               --------          -------
      Net cash provided by operating activities..........................         3,061            4,369
                                                                               --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale..............................       (20,655)         (30,354)
  Principal repayments on mortgage-backed securities available
    for sale.............................................................        13,172           15,424
  Loan originations net of repayments....................................       (33,718)          (3,160)
  Investment in FHLB stock...............................................        (1,290)             (69)
  Purchase of premises and equipment      ...............................        (2,160)            (340)
  Other..................................................................            --              134
  Principal repayments on mortgage-backed securities held to maturity....         4,335           10,167
                                                                               --------          -------
      Net cash used in investing activities..............................       (40,316)          (8,198)
                                                                               --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...............................................        13,947           15,214
  Net increase (decrease) in FHLB advances...............................        27,456           (3,227)
  Net decrease in advance payments by borrowers for
    taxes and insurance..................................................          (547)            (229)
  Dividends paid.........................................................          (630)            (565)
  Purchase of common stock for treasury..................................        (1,532)          (1,695)
                                                                               --------          -------
      Net cash provided by financing activities..........................        38,694            9,498
                                                                               --------          -------

NET INCREASE IN CASH.....................................................         1,439            5,669
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................        14,439           35,375
                                                                               --------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................      $ 15,878          $41,044
                                                                               ========          =======


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 2004 and 2003 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2004 and 2003.



                                                         Three Months Ended            Six Months Ended
                                                              March 31,                    March 31,
                                                  ------------   -----------    ------------   -----------
                                                        2004          2003           2004          2003
                                                  ------------   -----------    -----------    -----------
                                                                     (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share................       2,226         2,270          2,224         2,275
Effect of dilutive securities:
  Stock options...................................         159           153            169           149
                                                         -----         -----          -----         -----
Weighted  average  number of common shares
  outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share.....................       2,385         2,423          2,393         2,424
                                                         =====         =====          =====         =====


NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and six months ended March 31, 2004 and 2003.


                                                      For three months                 For six months
                                                       Ended March 31,                  Ended March 31,
                                                  ----------------------          -----------------------
                                                     2004          2003            2004            2003
                                                   ------          ----           -----            ----
Net Income                                         $1,488         $1,359          $3,123           $2,972
Other comprehensive income (loss), net of tax         542            (55)            424             (185)
                                                   ------         ------          ------           ------
Total comprehensive income                         $2,030         $1,304          $3,547           $2,787
                                                   ======         ======          ======           ======

NOTE 5 - STOCK BASED COMPENSATION

         The Company applies the Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. The Company has adopted the disclosure-only option under SFAS No. 123. Had compensation costs for the Company's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123, the Company's net income and income per share would have been as indicated below:


                                                For three months                 For six months
                                                 Ended March 31,                  Ended March 31,
                                               --------------------            --------------------
                                               2004            2003            2004           2003
                                               ----            ----            ----           ----
Net Income
  As reported                                  $1,488         $1,359          $3,123          $2,972
   Deduct total stock based compensation
     determined under fair value method           (50)           (35)           (100)            (60)
                                               ------         ------          ------          ------
   Pro forma                                   $1,438         $1,324          $3,023          $2,912
                                               ======         ======          ======          ======

Basic income per share:
  As reported                                  $ 0.67         $ 0.60          $ 1.40          $ 1.31
  Pro forma                                    $ 0.62         $ 0.56          $ 1.31          $ 1.23
Diluted income per share:
  As reported                                  $ 0.65         $ 0.58          $ 1.36          $ 1.28
  Pro forma                                    $ 0.60         $ 0.55          $ 1.26          $ 1.20



NOTE 6 -  RECENT DEVELOPMENTS

          On March 4, 2004, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with St. Landry Financial Corporation. Pursuant to the Merger Agreement, the Company will acquire each issued and outstanding share of St. Landry Financial Corporation common stock in exchange for $27.00 in cash, or approximately $10.1 million in aggregate consideration. The Company will be the surviving entity in the merger. The merger is subject to customary conditions to consummation including, among other things, regulatory and stockholder approvals. The Company has filed all necessary regulatory applications relating to the proposed merger with the Office of Thrift Supervision ("OTS"). The OTS deemed the Company's regulatory applications complete effective May 13, 2004. St. Landry Financial Corporation has called a special meeting of stockholders to vote on the Merger Agreement for June 15, 2004. Assuming the satisfaction of all conditions precedent to the merger, the merger is expected to be consummated in July 2004.

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

Comparison of Financial Condition at March 31, 2004 and September 30, 2003

The Company's total assets at March 31, 2004 and September 30, 2003 totaled $579.0 million and $536.9 million, respectively, an increase of $42.1 million or 7.8%.

Securities available-for-sale totaled $107.2 million and securities held to maturity totaled $25.9 million at March 31, 2004, which represents an aggregate increase of $3.5 million or 2.7% as compared to September 30, 2003.

Loans receivable totaled $390.9 million at March 31, 2004, which represented a $33.7 million or 9.4% increase compared to September 30, 2003. The Company has de-emphasized long-term fixed rate mortgage loans in view of the low interest rate environment, which has resulted in repayments of long term fixed rate mortgage loans exceeding loan originations of such loans by the Company. While mortgage loans decreased during the quarter and six month periods, consumer and commercial loans increased by $35.9, which resulted in the overall $33.7 million increase in loans receivable.

Total deposits, after interest credited, at March 31, 2004, were $363.2 million, which represents an increase of $13.9 million or 4.0% as compared to September 30, 2003.

At March 31, 2004, advances increased $27.4 million or 21.7% as compared to the amount at September 30, 2003, primarily to fund growth in net loans and to purchase investment securities.

Stockholders' equity increased to $58.6 million at March 31, 2004, from $57.0 million at September 30, 2003, primarily due to earnings, offset partially by dividends and stock repurchased. During the six month period ended March 31, 2004, the Company repurchased 42,320 shares at an average price of approximately $36.18 per share.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2004 and 2003

Net Income. The Company had net income of $1,488,000 or $0.62 per diluted share, and $3,123,000 or $1.31 per share, for the three and six months ended March 31, 2004 as compared to net income of $1,359,000 or $0.56 per share, and $2,972,000 or $1.23 per share, for the three and six month periods ended March 31, 2003, respectively.

Total Interest Income. Total interest income increased $134,000 or 1.8% and decreased $369,000 or 2.4% for the three and six months ended March 31, 2004, respectively, as compared to the same periods ended March 31, 2003. The average balance of loans increased in the 2004 periods as compared to the 2003 periods but the increases were more than offset by a decrease in the average yield on loans to 6.49% for the six months ended March 31, 2004, from 7.46% for the same period in 2003.

Total Interest Expense. Total interest expense decreased $300,000 or 9.5% and $0.8 million or 13.0%, respectively, for the three and six month periods ended March 31, 2004 due to a decrease in interest rates paid on deposits and advances.

Net Interest Income. Net interest income increased $434,000 or 11.1% and $456,000 or 5.7% for the three and six month periods ended March 31, 2004, as compared to the same periods ended March 31, 2003. Interest rates paid on deposits and advances continued to decrease during the periods as a result of lower market interest rates. Additionally, the Company increased the origination of consumer and commercial loans, which have higher interest rates than mortgage loans.

Provision for Loan Losses. The provision for loan losses decreased $0 and $15,000, respectively, for the three and six month periods ended March 31, 2004, as compared to the same periods in 2003, due primarily to management's assessment of the performance of the loan portfolio.

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

Management's judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank's historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. Because the Bank's charge-offs have historically been low and, consequently, additions to the allowance have been more reflective of other qualitative factors such as the types of loans added during the period and statistical analysis of local and national charge-off percentages.

Non-Interest Income. Total non-interest income increased $346,000 and $589,000 for the three and six month periods ended March 31, 2004, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2003. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Gain on Sale of Securities. The Company realized a gain of $32,000 in the three and six month periods ended March 31, 2004 from the sale of equity securities.

Non-Interest Expense. Total non-interest expense increased $681,000 and $1,019,000 respectively, during the three and six months ended March 31, 2004, as compared to the same periods in 2003 due primarily to new branches opened in the Baton Rouge and Lafayette markets.

Income Tax Expense. Income taxes remained relatively stable for the three and six months periods.

Liquidity and Capital Resources

Under current OTS regulations, the Bank is required to maintain certain levels of capital. As of March 31, 2004, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                 Amount            Percent
                                             (In thousands)

Tangible capital...........................      $51,047             8.83%
Tangible capital requirement...............       11,566             2.00%
                                                 -------           ------
Excess over requirement....................      $39,481             6.83%
                                                 =======           ======

Core capital...............................      $51,047             8.83%
Core capital requirement...................       23,131             4.00%
                                                 -------           ------
Excess over requirement....................      $27,916             4.83%
                                                 =======           ======

Risk based capital.........................      $54,350            16.35%
Risk based capital requirement.............       26,592             8.00%
                                                 -------           ------
Excess over requirement....................      $27,758             8.35%
                                                 =======           ======


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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and repayments of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 2004, such borrowed funds totaled $153.8 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2003.

Key Operating Ratios


                                                  At or For the                        At or For the
                                               Three Months Ended                    Six Months Ended
                                                    March 31,                            March 31,
                                                   -----------                          ----------
                                            2004(1)            2003(1)           2004(1)          2003(1)
                                            -------            -------           -------          -------
                                                   (Unaudited)                          (Unaudited)
Return on average assets.............         1.04%             1.05%             1.12%            1.15%
Return on average equity.............        10.29%             9.48%            10.88%           10.44%
Average interest rate spread.........         3.04%             2.89%             2.99%            2.95%
Nonperforming assets to total assets.         0.16%             0.28%             0.16%            0.28%
Nonperforming loans to total loans...         0.20%             0.31%             0.20%            0.31%
Average net interest margin..........         3.29%             3.24%             3.27%            3.32%
Tangible book value per share........       $25.90            $24.79            $25.90           $24.79


-------------------
(1) Annualized where appropriate.

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

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2004. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2004:



                                      ISSUER PURCHASES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------------------------------

                          (a) Total                          (c) TotalNumber of         (d) Maximum Number (or
                          Number of        (b) Average         Shares (or Units)       Approximate Dollar Value) of
                          Shares (or        Price Paid       Purchased as Part of     Shares (or Units) that May yet
                            Units           per Share         Publicly Announced       Be Purchased Under the Plans
     Period               Purchased         (or Unit)         Plans or Programs                or Programs
--------------------------------------------------------------------------------------------------------------------

January 1-31, 2004           - 0 -           - 0 -                 - 0 -                      - 0 -

February 1-29, 2004          - 0 -           - 0 -                 - 0 -                      - 0 -

March 1-31, 2004             8,100           36.30                 8,100                     119,260
--------------------------------------------------------------------------------------------------------------------

Total                        8,100           36.30                 8,100                     119,260
--------------------------------------------------------------------------------------------------------------------


                  The total number of shares repurchased during the quarter was directly related to the Company's publicly announced stock repurchase plan.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On January 28, 2004, the Company held its annual meeting of stockholders and the following items were presented:

                  Election of Directors: Patrick O. Little was reelected as a director for a three year term ending in 2007 and until his successor is elected and qualified with 2,048,991 votes in favor and 7,529 votes withheld. Donelson T. Caffery, Jr. was reelected as a director for a three year term ending in 2007 and until his successor is elected and qualified with

               2,054,691 votes in favor and 1,829 votes withheld. Robert Judice, Jr. was reelected as directors for a three year term ending in 2007 and until his successor is elected and qualified with 2,054,691 votes in favor and 1,829 votes withheld.

               Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 2004 fiscal year: Deloitte & Touche LLP was ratified as the Company's auditors with 2,050,202 votes for, 4,225 votes against, and 2,093 abstentions.

ITEM 5.        OTHER MATERIALLY IMPORTANT EVENTS

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    31   Certifications   pursuant   to   Section   302  of  the
                         Sarbanes-Oxley  Act of 2002.

                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002.

               (b)  Reports on Form 8-K

                    During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated January 29, 2004, to report earnings for the quarter ended December 31, 2003 (Items 7 and 12).

                    During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated March 4, 2004, to report the entering into of an Agreement and Plan of Merger with St. Landry Financial Corporation (Items 5 and 7).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TECHE HOLDING COMPANY



Date: May 17, 2004        By:   /s/Patrick O. Little
                              ------------------------------------------
                                Patrick O. Little
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date: May 17, 2004        By:   /s/J.L. Chauvin
                              ------------------------------------------
                               J. L. Chauvin
                               Vice President and Chief Financial Officer
                               (Principal Accounting Officer)