Form 10-Q
period 2004-06-30
TECHE HOLDING CO
filed 2004-08-16
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004
                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------     ------------------------

                        Commission file number 001-13712

                              TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Louisiana                                     72-1287456
 -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
or organization)                                        identification no.)

211 Willow Street, Franklin, Louisiana                        70538
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (337) 828-3212
                                                      --------------

                                       N/A
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2004.

           Class                                       Outstanding
---------------------------                            -----------
$.01 par value common stock                             2,267,151

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements                                              1
Item 2.  Management's Discussion and Analysis of Financial                 7
         Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10
Item 4.  Controls and Procedures                                          11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                12
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities                                            12
Item 3.  Defaults upon Senior Securities                                  12
Item 4.  Submission of Matters to a Vote of Security Holders              12
Item 5.  Other Materially Important Events                                13
Item 6.  Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                14

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           At                  At
                                                                                        June 30,          September 30,
                                                                                          2004                2003*
                                                                                        --------          ------------
                                                                                      (unaudited)
ASSETS
Cash and cash equivalents....................................................           $ 13,060             $ 14,439
Securities available for sale, at
  fair value (amortized cost of $100,633 and $100,302).......................             98,290               99,378
Securities held to maturity (estimated fair value of $23,111 and $30,714)....             23,184               30,269
Loans receivable, net of allowance for loan losses
  of $3,400 and $3,397)......................................................            406,140              357,130
Accrued interest receivable..................................................              2,207                2,251
Investment in Federal Home Loan Bank stock, at cost..........................              7,796                6,477
Real estate owned, net.......................................................                129                  268
Prepaid expenses and other assets............................................              1,541                  877
Life insurance contracts.....................................................              9,707                9,324
Premises and equipment, at cost less accumulated depreciation................             18,398               16,533
                                                                                        --------             --------
      TOTAL ASSETS...........................................................           $580,452             $536,946
                                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................           $366,313             $349,268
Advances from Federal Home Loan Bank.........................................            152,673              126,310
Advance payments by borrowers for taxes and insurance........................              1,126                1,385
Accrued interest payable.....................................................                665                  624
Accounts payable and other liabilities.......................................              1,693                2,363
                                                                                        --------             --------
      Total liabilities......................................................            522,470              479,950
                                                                                        --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,  10,000,000 shares authorized;  4,475,979 shares issued at June 30 and 4,395,603
    shares issued at September 30............................................                 44                   44
  Preferred stock, 5,000,000 shares authorized;
    none issued..............................................................                  -                    -
  Additional paid in capital.................................................             45,973               45,701
  Retained earnings..........................................................             49,874               46,598
  Unearned ESOP shares.......................................................               (318)                (424)
  Treasury stock - 2,196,828 and 2,148,000 shares, at cost...................            (36,068)             (34,322)
  Unrealized loss on securities available-for-sale, net of
    deferred income taxes....................................................             (1,523)                (601)
                                                                                        --------             --------
      Total stockholders' equity.............................................             57,982               56,996
                                                                                        --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................           $580,452             $536,946
                                                                                        ========             ========

____________________
*The consolidated balance sheet at September 30, 2003 has been taken from the audited balance sheet at that date. See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                  For Three Months                         For Nine Months
                                                                    Ended June 30,                         Ended June 30,
                                                                -----------------------               ------------------------
                                                                2004               2003               2004              2003
                                                                ----               ----               ----              ----
INTEREST INCOME
  Interest and fees on loans...........................         $6,428            $6,405            $18,714           $19,434
  Interest and dividends on investments................          1,103               817              3,592             2,756
  Other interest income................................              6                65                 15               250
                                                                ------            ------            -------           -------
                                                                 7,537             7,287             22,321            22,440
                                                                ------            ------            -------           -------
INTEREST EXPENSE:
  Deposits.............................................          1,574             1,848              4,779             6,018
  Advances from Federal Home Loan Bank.................          1,641             1,463              4,775             4,457
                                                                ------            ------            -------           -------
                                                                 3,215             3,311              9,554            10,475
                                                                ------            ------            -------           -------

NET INTEREST INCOME....................................          4,322             3,976             12,767            11,965

PROVISION FOR LOAN LOSSES..............................             15                15                 45                60
                                                                ------            ------            -------           -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................          4,307             3,961             12,722            11,905
                                                                ------            ------            -------           -------

NON-INTEREST INCOME:
  Service charges and other............................          2,139             2,112              6,579             6,022
  Loss on sale of real estate owned....................              -                (8)                18               (22)
  Gain on sale of fixed assets.........................              -                 -                 86                 2
  Other income.........................................            206               716                621             1,187
                                                                ------            ------            -------           -------
TOTAL NON-INTEREST INCOME..............................          2,345             2,820              7,304             7,189
                                                                ------            ------            -------           -------

Gain on sale of securities ............................             99                 -                131                19

NON-INTEREST EXPENSE:
  Compensation and employee benefits...................          2,316             1,906              6,614             5,662
  Occupancy expense....................................          1,039               919              2,954             2,649
  Marketing and professional...........................            559               500              1,665             1,391
  Other operating expenses.............................            716               650              2,211             2,066
                                                                ------            ------            -------           -------
      TOTAL NON-INTEREST EXPENSE.......................          4,630             3,975             13,444            11,768
                                                                ------            ------            -------           -------
INCOME BEFORE INCOME TAXES.............................          2,121             2,806              6,713             7,345
INCOME TAXES...........................................            700               968              2,169             2,534
                                                                ------            ------            -------           -------
NET INCOME.............................................         $1,421            $1,838            $ 4,544           $ 4,811
                                                                ======            ======            =======           =======
BASIC EARNINGS PER COMMON SHARE........................         $ 0.64            $ 0.79            $  2.04           $  2.13
                                                                ======            ======            =======           =======
DILUTED EARNINGS PER COMMON SHARE......................         $ 0.60            $ 0.74            $  1.90           $  1.98
                                                                ======            ======            =======           =======

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
          BASIC........................................          2,236             2,326              2,226             2,271
          DILUTED......................................          2,377             2,498              2,391             2,427

See notes to unaudited consolidated financial statements.

                                        2

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                    For the Nine Months
                                                                                       Ended June 30,
                                                                                    ---------------------
                                                                                    2004             2003
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  ...............................................................      $ 4,544         $  4,811
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments and
          mortgage-backed securities.........................................          471              866
      Provision for loan losses..............................................           45               60
      Depreciation...........................................................          772              682
      (Increase) decrease in prepaid expenses and other assets...............         (664)              58
      Other items - net......................................................         (327)            (395)
                                                                                   -------         --------
          Net cash provided by operating activities..........................        4,841            6,082
                                                                                   -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale..................................      (20,655)         (62,687)
  Principal repayments on mortgage-backed securities available
    for sale.................................................................       19,473           23,349
  Loan originations net of repayments........................................      (49,055)          (9,908)
  Investment in FHLB stock...................................................       (1,319)            (102)
  Purchase of premises and equipment      ...................................       (2,637)          (1,006)
  Other......................................................................          381              134
  Principal repayments on mortgage-backed securities held to maturity........        7,085           15,647
  Proceeds from sale of loans................................................            -           15,236
                                                                                   -------         --------
      Net cash used in investing activities..................................      (46,727)         (19,337)
                                                                                   -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...................................................       17,045            6,223
  Net increase (decrease) in FHLB advances...................................       26,363           (4,783)
  Net decrease in advance payments by borrowers for taxes and insurance......         (259)            (164)
  Dividends paid.............................................................       (1,269)            (923)
  Purchase of common stock for treasury......................................       (1,746)          (2,281)
  Exercise of stock options..................................................          373              696
                                                                                   -------         --------
      Net cash provided by (used in) financing activities....................       40,507           (1,232)
                                                                                   -------         --------

NET DECREASE IN CASH.........................................................       (1,379)         (14,487)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................       14,439           35,575
                                                                                   -------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................      $13,060           21,088
                                                                                   =======         ========


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 2004 and 2003 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - STOCK BASED COMPENSATION

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

                                                 For three months                 For nine months
                                                   Ended June 30,                  Ended June 30,
                                                 -------------------            --------------------
                                                 2004           2003            2004            2003
                                                 ----           ----            ----            ----
Net Income
  As reported                                   $1,421         $1,838          $4,544           $4,811
   Deduct total stock based compensation
     determined under fair value method            (55)           (31)           (155)             (95)
                                                ------         ------          ------           ------
   Pro forma                                    $1,366         $1,807          $4,389           $4,716
                                                ======         ======          ======           ======
Basic income per share:
  As reported                                   $ 0.64         $ 0.79          $ 2.04           $ 2.12
  Pro forma                                     $ 0.61         $ 0.78          $ 1.97           $ 2.08
Diluted income per share:
  As reported                                   $ 0.60         $ 0.74          $ 1.90           $ 1.98
  Pro forma                                     $ 0.57         $ 0.72          $ 1.84           $ 1.94


NOTE 4 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2004 and 2003.


                                                      Three Months Ended            Nine Months Ended
                                                            June 30,                     June 30,
                                                       ------------------           ------------------
                                                       2004          2003           2004          2003
                                                       ----          ----           ----          ----
                                                                      (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share...............       2,236         2,326          2,226         2,271
Effect of dilutive securities:
  Stock options..................................         141           172            165           156
                                                        -----         -----          -----         -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share....................       2,377         2,498          2,391         2,427
                                                        =====         =====          =====         =====


NOTE 5 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and nine months ended June 30, 2004 and 2003.


                                                For three months          For nine months
                                                 Ended June 30,           Ended June 30,
                                                 --------------           --------------
                                              2004          2003       2004          2003
                                              ----          ----       ----          ----
Net Income                                    $ 1,421       $1,838     $4,544        $4,811
Other comprehensive loss, net of tax           (1,346)         (45)      (922)         (230)
                                              -------       ------     ------        ------
Total comprehensive income                    $    75       $1,793     $3,622        $4,581
                                              =======       ======     ======        ======


NOTE 6 -  ACQUISITION SUBSEQUENT TO JUNE 30, 2004

          On July 2, 2004, the Company acquired 100% of the common stock of St. Landry Financial Corporation ("St. Landry"). The acquisition will be accounted for as a purchase and the results of St. Landry's operations will be included in the consolidated financial statements of the Company from the date of acquisition. St. Landry operated two banking offices in southern Louisiana. The Company acquired St. Landry in order to expand the geographic area in which its services are offered. The aggregate purchase is estimated to be $10.1 million.

The following table summarizes the estimated fair values, in thousands, of the assets acquired and liabilities assumed at the date of acquisition:


Cash and cash equivalents.................................         $   543
Securities................................................           5,930
Loans.....................................................          51,646
Premises and equipment....................................             931
Core deposit intangible...................................             519
Goodwill..................................................           3,320
Other.....................................................           7,178
                                                                   -------
       Total assets acquired..............................          70,067
                                                                   -------
Deposits..................................................          47,787
Other liabilities.........................................          12,218
                                                                   -------
       Total liabilities assumed..........................          60,005
                                                                   -------
       Net assets acquired................................         $10,062
                                                                   =======

The Company is in the process of obtaining third party valuations of the premises and equipment, core deposit intangibles and certain other assets; thus, the purchase price and its allocation are subject to refinement.

The core deposit intangible has an estimated life of between 8 and 10 years. The goodwill is not deductible for tax purposes.

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

Other components of net income include: provisions for losses on loans and other assets; noninterest income (primarily, service charges on deposit accounts and other fees, net rental income, and gains and losses on investment activities); noninterest expenses (primarily, compensation and employee benefits, federal insurance premiums, office occupancy expense, marketing expense and expenses associated with foreclosed real estate) and income taxes.

Earnings of the Company also are significantly affected by economic and competitive conditions, particularly changes in interest rates, government policies and regulations of regulatory authorities.

References to the "Bank" herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

Comparison of Financial Condition at June 30, 2004 and September 30, 2003

The Company's total assets at June 30, 2004 and September 30, 2003 totaled $580.5 million and $536.9 million, respectively, an increase of $43.6 million or 8.1%.

Securities available-for-sale totaled $98.3 million and securities held to maturity totaled $23.2 million at June 30, 2004, which represents an aggregate decrease of $8.1 million or 6.3% as compared to September 30, 2003.

Loans receivable totaled $406.1 million at June 30, 2004, which represented a $49.0 million or 13.7% increase compared to September 30, 2003. Loans increased during the quarter and nine month periods by $15.6 million or 3.8% and $49.0 million or 13.7%, respectively. These increases resulted primarily from growth in the residential and commercial mortgage portfolios.

Total deposits, after interest credited, at June 30, 2004, were $366.3 million, which represents an increase of $17.1 million or 4.9% as compared to September 30, 2003.

At June 30, 2004, advances increased $26.4 million or 20.9% as compared to the amount at September 30, 2003, primarily to fund growth in net loans. These increases resulted primarily from growth in the residential and commercial mortgage portfolios.

Stockholders' equity increased to $58.0 million at June 30, 2004, from $57.0 million at September 30, 2003, primarily due to earnings, offset partially by dividends,  stock  repurchased  and  reduction  in  market  value of  securities available for sale. During the nine month period ended June 30, 2004, the Company repurchased approximately 48,000 shares at an average price of approximately $35.95 per share.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2004 and 2003

Net Income. The Company had net income of $1.4 million or $0.60 per diluted share, and $4.5 million or $1.90 per diluted share, for the three and nine months ended June 30, 2004 as compared to net income of $1.8 million or $0.74 per diluted share, and $4.8 million or $1.98 per diluted share, for the three and nine month periods ended June 30, 2003, respectively.

Total Interest Income. Total interest income increased $250,000 or 3.4% and decreased $119,000 or 0.5% for the three and nine months ended June 30, 2004, respectively, as compared to the same periods ended June 30, 2003. The average balance of loans increased in the 2004 periods as compared to the 2003 periods but the increases were more than offset by a decrease in the average yield on loans to 6.49% for the nine months ended June 30, 2004, from 7.44% for the same period in 2003.

Total Interest Expense. Total interest expense decreased $96,000 or 2.9% and $921,000 or 8.8%, respectively, for the three and nine month periods ended June 30, 2004 primarily due to a decrease in interest rates paid on deposits and advances.

Net Interest Income. Net interest income increased $346,000 or 8.7% and $802,000 or 6.7% for the three and nine month periods ended June 30, 2004, as compared to the same periods ended June 30, 2003. Interest rates paid on deposits and advances continued to decrease during the periods as a result of lower market interest rates. Additionally, the Company increased the origination of consumer and commercial loans, which have higher interest rates than mortgage loans.

Provision for Loan Losses. The provisions for loan losses were $15,000 and $45,000 for the three and nine month periods ended June 30, 2004, as compared to $15,000 and $60,000 for the same periods in 2003.

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

Non-Interest Income. Total non-interest income decreased $475,000 and increased $115,000 for the three and nine month periods ended June 30, 2004, respectively. The decrease during the current quarter resulted from a gain on the sale of mortgage loans in the amount of $536,000 last year that was not present in the current quarter. The increase during the current nine month period was primarily due to an increase in fee income from demand deposit accounts which was greater than the $536,000 gain on the sale of mortgage loans included in the prior year's period. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Gain on Sale of Securities. The Company realized a gain of $99,000 and $131,000 in the three and nine month periods ended June 30, 2004 from the sale of equity securities.

Non-Interest Expense. Total non-interest expense increased $655,000 and $1.7 million, respectively, during the three and nine months ended June 30, 2004, as compared to the same periods in 2003 due primarily to higher personnel costs resulting from expanded hours and new branches opened in the Baton Rouge and Lafayette markets.

Income Tax Expense. Income taxes remained relatively stable for the three and nine months periods.

Liquidity and Capital Resources

Under current OTS regulations, the Bank is required to maintain certain levels of capital. As of June 30, 2004, the Bank was in compliance with its three regulatory capital requirements as follows:


                                              Amount            Percent
                                              ------            -------
                                          (In thousands)

Tangible capital.......................      $51,486              8.86%
Tangible capital requirement...........       11,619              2.00%
                                             -------             -----
Excess over requirement................      $39,867              6.86%
                                             =======             =====

Core capital...........................      $51,486              8.86%
Core capital requirement...............       23,237              4.00%
                                             -------             -----
Excess over requirement................      $28,249              4.86%
                                             =======             =====

Risk based capital.....................      $54,733             15.99%
Risk based capital requirement.........       27,375              8.00%
                                             -------             -----
Excess over requirement................      $27,358              7.99%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and repayments of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of June 30, 2004, such borrowed funds totaled $152.7 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2003.

Key Operating Ratios


                                                        At or For the                  At or For the
                                                     Three Months Ended              Nine Months Ended
                                                          June 30,                       June 30,
                                                  --------------------------     ------------------------
                                                  2004(1)            2003(1)     2004(1)          2003(1)
                                                  -------            -------     -------          -------
                                                         (Unaudited)                    (Unaudited)
Return on average assets..................           0.98%             1.42%       1.07%            1.24%
Return on average equity..................           9.75%            12.63%      10.51%           11.17%
Average interest rate spread..............           2.96%             2.95%       2.98%            2.95%
Nonperforming assets to total assets......           0.21%             0.34%       0.21%            0.34%
Nonperforming loans to total loans........           0.26%             0.30%       0.26%            0.30%
Average net interest margin...............           3.20%             3.30%       3.24%            3.31%
Tangible book value per share.............          $25.49            $25.45      $25.49           $25.45

--------------------
(1) Annualized where appropriate.



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

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2004. [confirm] From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2004:

                                           ISSUER PURCHASES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------------------------------------------

                                 (a) Total                            (c) Total Number of          (d) Maximum Number (or
                                 Number of           (b)Average         Shares (or Units)         Approximate Dollar Value) of
                                Shares (or           Price Paid       Purchased as Part of      Shares (or Units) that May Yet
                                  Units)             per Share        Publicly Announced        Be Purchased Under the Plans
Period                           Purchased           (or Unit)         Plans or Programs               or Programs
--------------------------------------------------------------------------------------------------------------------------------


April 1-30, 2004                     -0-                -0-                   -0-                     113,000 shares

May 1-31, 2004                      6,200             $34.41                 6,200                    106,800 shares

June 1-30, 2004                      -0-                -0-                   -0-                     106,800 shares
--------------------------------------------------------------------------------------------------------------------------------

Total                               6,200              34.41                 6,200                    106,800 shares
--------------------------------------------------------------------------------------------------------------------------------


                  The total number of shares repurchased during the quarter was directly related to the Company's stock repurchase plan announced March 26, 2004 authorizing the repurchase of up to 116,000 shares, or 5%, of the Company's outstanding stock. There is no expiration date for the authorized repurchase under this plan.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          Not  applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 2004, the Company filed a Current Report on Form 8-K dated June 16, 2004, to report the approval by the stockholders of St. Landry Financial Corporation of the Agreement and Plan of Merger dated March 4, 2004 between the Company and St. Landry Financial Corporation (Items 5 and 7).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TECHE HOLDING COMPANY



Date: August 13, 2004        By:      /s/Patrick O. Little
                                      --------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: August 13, 2004        By:      /s/J.L. Chauvin
                                      ---------------
                                      J. L. Chauvin
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)