Form 10-K
period 2004-09-30
TECHE HOLDING CO
filed 2004-12-29
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended September 30, 2004
                               ------------------
                                     - or -

| | Transition Report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934
     For the transition period from                     to
                                    -------------------    -------------------

                           Commission Number: 1-13712
                                              -------

                             TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Louisiana                                        72-1287456
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                           Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana         70538
---------------------------------------------        ---------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code:     (337) 828-3212
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                Name of Each Exchange on which Registered
   -------------------                -----------------------------------------
 Common Stock, par value                       American Stock Exchange
     $.01 per share

Securities registered pursuant to Section 12(g) of the Act:     None
                                                              --------

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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b- 2).  YES       NO  X
                                               ---      ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on March 31, 2004, was $54.9 million.

         As of December 14, 2004 there were issued and outstanding 2,242,076 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2004. (Parts I, II and IV)
2. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Business
-----------------

General

         The Company is a Louisiana corporation organized in December 1994 at the direction of Teche Federal Bank (the "Bank" or "Teche Federal") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). References to the "Bank" or "Teche Federal" herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge and St. Landry Parishes, Louisiana (the "primary market area"). At September 30, 2004, Teche Federal conducted its business from its office in New Iberia, Louisiana, and eighteen branch offices in the following cities: Baton Rouge (two offices), Bayou Vista (one office), Breaux Bridge (one office), Eunice (one office), Franklin (one office), Houma (three offices), Lafayette (three offices), Morgan City (one office), New Iberia (three offices), Opelousas (one office) and Thibodaux (one office), all within Louisiana.

         On July 2, 2004, the Company completed the acquisition of St. Landry Financial Corporation and its subsidiary, First Federal Savings & Loans Association of Opelousas. This merger added two branch offices, which are included in the offices listed above, and approximately $70 million in assets.

         The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

Market Area/Competition

         Teche Federal's home office is located in Franklin, St. Mary Parish, Louisiana. The Bank also has branch offices in the contiguous Parishes of Iberia, St. Martin, Lafayette, Terrebonne, Lafourche and St. Landry and in Baton Rouge, Louisiana.

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

Lending Activities

         The Bank's lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank's primary market area. In recent years, the Bank has grown its commercial real estate and commercial loan portfolios. Additionally, management emphasizes the origination of consumer loans (primarily home equity loans) and alternative mortgage loans for retention in the Company's loan portfolio. Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank's standard loan underwriting criteria.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.


                                                                                          At September 30,
                                     ---------------------------------------------------------------------------------------------
                                            2004              2003               2002              2001               2000
                                     ----------------    ----------------   ----------------   ---------------    ----------------
                                             Percent             Percent            Percent           Percent             Percent
                                     Amount  of Total    Amount  of Total   Amount  of Total   Amount of Total    Amount  of Total
                                     ------  --------    ------  --------   ------  --------   ---------------    ------  --------
                                                                          (Dollars in Thousands)
Residential real estate
 mortgage loans:
  One- to four-family............. $313,175   65.77%  $ 242,726   67.23%  $253,668   71.60%  $293,435   76.21%  $310,505    79.47%
  Construction/permanent loans....   16,713    3.51      13,546    3.75      8,814    2.49      8,908    2.31     10,821     2.77
  Multi-family....................    7,503    1.58       6,854    1.90      5,804    1.64      1,107    0.29      1,186     0.30
Commercial real estate loans......   32,342    6.79      19,786    5.48      7,792    2.20     10,775    2.80      5,465     1.40
Commercial non-real estate loans..    7,756    1.63       3,457    0.96      3,295    0.93         --      --         --       --
Land loans........................   11,758    2.47       7,743    2.14      8,750    2.47      9,161    2.38      8,173     2.09
Consumer loans:
  Home equity loans ..............   45,259    9.51      41,770   11.57     40,779   11.51     36,039    9.36     33,007     8.45
  Loans on savings accounts.......    4,184    0.88       4,247    1.18      3,978    1.12      4,536    1.18      4,960     1.27
  Mobile home loans...............   22,528    4.73      14,693    4.08     12,972    3.66     10,426    2.71      6,446     1.65
  Other...........................   14,913    3.13       6,164    1.71      8,437    2.38     10,625    2.76     10,171     2.60
                                   --------  ------   ---------  ------   --------  ------   --------  ------   --------   ------
       Total loans................  476,131  100.00%    360,986  100.00%   354,289  100.00%   385,012  100.00%   390,734   100.00%
                                             ======              ======             ======             ======              ======
Less:
  Allowance for loan losses.......    4,365               3,397              3,459              3,436              3,630
  Deferred loan fees, net.........      439                 459                207                746                592
                                   --------           ---------           --------           --------           --------
        Net loans................. $471,327           $ 357,130           $350,623           $380,830           $386,512
                                   ========           =========           ========           ========           ========


         Loan Maturity Tables. The following table sets forth the maturity of the Bank's residential construction and commercial real estate loan portfolio at September 30, 2004. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.


                                                    Residential
                                                   Construction/     Commercial
                                                     Permanent       Real Estate
                                                     ---------       -----------

Amounts due:
  1 year or less...............................      $ 5,061           $ 2,530
                                                     -------           -------
  After 1 year:
    1 year to 5 years..........................          268             6,827
    More than 5 years..........................       11,384            22,985
                                                     -------           -------

      Total due after September 30, 2004.......       11,652            29,812
                                                     -------           -------

      Total amount due.........................      $16,713           $32,342
                                                     =======           =======


         The  following  table  sets  forth the  dollar  amount  of  residential construction/permanent loans and commercial real estate loans due after September 30, 2004 that have pre-determined interest rates and that have floating or adjustable interest rates.


                                                       Floating or
                                          Fixed         Adjustable
                                          Rates           Rates           Total
                                          -----           -----           -----
                                                     (In Thousands)

Residential construction/permanent.....  $ 5,629         $ 6,023        $11,652
Commercial real estate.................   12,894          16,918         29,812
                                         -------         -------        -------
      Total............................  $18,523         $22,941        $41,464
                                         =======         =======        =======


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

         The Bank offers  fixed-rate  and  adjustable-rate  mortgage  loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $26.9 million of fixed-rate mortgage loans during the year ended September 30, 2004

         Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet the Bank's standard loan underwriting criteria due to, among other things, higher loan to value ratios, lack of private mortgage insurance, weaker credit characteristics of the borrower, absence of credit history or the non-conforming nature of the property securing the loan. Because these loans may have higher credit risks, they also provide higher yields to the Bank. The Bank attempts to minimize the credit risk by ensuring that the borrowers meet some of the Bank's standard underwriting criteria and securing such loans only by residential real estate. At September 30, 2004, alternative mortgage loans comprised $83.0 million or 17.4% of the total loan portfolio.

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

         Multi-Family and Commercial Real Estate Loans. This portfolio has grown in recent years and management anticipates that it will continue to grow. The Bank originates loans secured by multi-family (greater than four family units) properties. The Bank also originates loans secured by commercial real estate, primarily office buildings (both owner and non-owner occupied) and development loans to builders.

         The Bank generally originates multi-family and commercial real estate loans up to 80% of the appraised value of the property securing the loan depending upon the type of collateral. The Bank's philosophy is to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. This portfolio generally consists of short term (generally five years or less) fixed rate balloon loans originated at prevailing market rates with amortizations up to 15 years.

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi- family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2004 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $9.0 million with no single loan larger than $2.2 million.

         Commercial Non-real Estate Loans. At September 30, 2004, the Bank had $7.8 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank's market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

         Land Loans. At September 30, 2004, the Bank had $11.8 million invested in residential lot loans to individuals.

         Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2004, home equity mortgage loans totaled $45.3 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

         Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans, credit card loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

         Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2004, the Bank had $4.2 million of loans secured by deposits.

         Teche Federal also originates automobile and mobile home loans. At September 30, 2004, the Bank had $11.4 million and $22.5 million of automobile and mobile home loans, respectively.

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

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $8.5 million as of September 30, 2004.

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

         The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent or otherwise demonstrates other risks of collectibility. Interest on loans that are contractually 90 days or more past due is generally reserved through an allowance account. The Bank sometimes modifies this general policy after a review of the value of the collateral pledged against individual loans. The allowance is established by a charge to interest income equal to all interest previously accrued, and interest is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

         The following table sets forth information regarding non-accrual loans, real estate owned ("REO"), and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated and restructured loans. There are no restructured loans other than those included in the table.

                                                                   At September 30,
                                                    ----------------------------------------------
                                                      2004      2003      2002      2001      2000
                                                    ------    ------    ------    ------    ------
                                                                (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences .................................   $  989    $  633    $  919    $  294    $  793
   All other mortgage loans .....................      911       114       216        71        76
 Consumer .......................................      558       225       440       300       144
                                                    ------    ------    ------    ------    ------
      Total .....................................   $2,458    $  972    $1,575    $  665    $1,013
                                                    ======    ======    ======    ======    ======
Accruing loans which are contractually past
due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences .................................   $1,391    $    -    $    -    $    -    $    -
   All other mortgage loans .....................       48       733       736         -         -
 Consumer .......................................       10         -         -         -         -
                                                    ------    ------    ------    ------    ------
      Total .....................................   $1,449    $  733    $  736    $    -    $    -
                                                    ======    ======    ======    ======    ======
Total non-performing loans ......................   $3,907    $1,705    $2,311    $  665    $1,013
                                                    ======    ======    ======    ======    ======

Real estate owned ...............................   $  194    $  269    $  580    $  282    $  232
                                                    ======    ======    ======    ======    ======
Total non-performing assets .....................   $4,101    $1,974    $2,891    $  947    $1,245
                                                    ======    ======    ======    ======    ======
Total non-performing loans to total loans
  outstanding before allowance ..................     0.82%     0.47%     0.65%     0.18%     0.28%
                                                    ======    ======    ======    ======    ======
Total non-performing loans to total assets ......     0.60%     0.32%     0.45%     0.14%     0.21%
                                                    ======    ======    ======    ======    ======
Total non-performing assets to total assets .....     0.63%     0.37%     0.56%     0.21%     0.26%
                                                    ======    ======    ======    ======    ======

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2004.

         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 2004, the Bank had REO with a net balance of $194,000.

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

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The change in allocation from September 30, 2003 to September 30, 2004 reflects the relative balances at year end of each loan category as well as management's assessment at year end of the risk characteristics of each loan category.

                                                                           At September 30,
                            --------------------------------------------------------------------------------------------------------
                                    2004                 2003                 2002                 2001                2000
                            ---------------------   ------------------   -------------------   ------------------ ------------------
                                      Percent of           Percent of            Percent of           Percent of         Percent of
                                      Loans to             Loans to              Loans to             Loans to           Loans to
                              Amount  Total Loans   Amount Total Loans   Amount  Total Loans   Amount Total Loans Amount Total Loans
                              ------  -----------   ------ -----------   ------  -----------   ------ ----------- ------ -----------
                                                                                (Dollars in Thousands)
At end of year allocated to:
One- to four-family......... $ 1,385     65.77%   $ 1,112      67.23%  $ 1,866       71.60%    $2,595      76.21%  $2,742     79.47%
Multi-family and commercial
  real estate...............   1,300      8.37      1,106       7.38       350        3.84        114       3.09      121      1.70
Construction................      50      3.51         62       3.75         5        2.49         15       2.31       16      2.77
Home equity.................     675      9.51        515      11.57       562       11.51        386       9.36      429      8.45
Consumer and other loans....     955     12.84        602      10.07       676       10.56        326       9.03      322      7.61
                             -------    ------    -------     ------   -------      ------     ------     ------   ------    ------
Total allowance(1).......... $ 4,365    100.00%   $ 3,397     100.00%  $ 3,459      100.00%    $3,436     100.00%  $3,630    100.00%
                             =======    ======    =======     ======   =======      ======     ======     ======   ======    ======

________________________
(1)  Includes specific reserves for assets classified as loss.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                        At September 30,
                                               -----------------------------------------------------------------
                                                  2004          2003          2002          2001          2000
                                               ---------     ---------     ---------     ---------     ---------
                                                                     (Dollars in Thousands)
Total loans outstanding, net ...............   $ 471,327     $ 357,130     $ 350,623     $ 380,830     $ 386,512
                                               =========     =========     =========     =========     =========
Average loans outstanding ..................   $ 404,379     $ 349,738     $ 364,676     $ 389,963     $ 382,173
                                               =========     =========     =========     =========     =========

Allowance balances (at beginning of year) ..   $   3,397     $   3,459     $   3,436     $   3,630     $   3,537
                                               ---------     ---------     ---------     ---------     ---------
Acquisition ................................         973             -             -             -             -
                                               ---------     ---------     ---------     ---------     ---------
Provision ..................................          60            75           205            80           120
                                               ---------     ---------     ---------     ---------     ---------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units ..............         (14)          (78)          (99)          (91)          (23)
  Construction loans .......................           -           (49)            -             -             -
  Multi-family and commercial
    real estate loans ......................           -           (20)           (1)          (10)            -
  Land loans ...............................          (2)            -            (1)            -             -
  Other ....................................         (99)         (168)         (114)         (185)          (66)
                                               ---------     ---------     ---------     ---------     ---------
      Total charge-offs ....................        (115)         (315)         (215)         (286)          (89)
Recoveries
  Residential real estate mortgage loans:
    One- to four-family units ..............          10            66             5             1            19
  Construction loans .......................           -             6             -             -             -
  Multi-family and commercial
     real estate loans .....................           -             1             -             -             -
  Land loans ...............................           -             -             -             -             -
  Other ....................................          40           105            28            11            43
                                               ---------     ---------     ---------     ---------     ---------
      Total recoveries .....................          50           178            33            12            62
                                               ---------     ---------     ---------     ---------     ---------
  Net (charge-offs) ........................         (65)         (137)         (182)         (274)          (27)
                                               ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of year) .........   $   4,365     $   3,397     $   3,459     $   3,436     $   3,630
                                               =========     =========     =========     =========     =========

Allowance for loan losses to total loans
  outstanding before allowance .............        0.92%         0.94%         0.98%         0.89%         0.93%
Net loans charged off as a percent of
  average loans outstanding before allowance        0.02%         0.04%         0.05%         0.07%         0.01%


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

         The Company's investments in mortgage-backed securities and CMO's includes securities issued by government agencies, private issuers and financial institutions. At September 30, 2004, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal-only securities. The CMO's held by the Company at September 30, 2004 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2004, the Bank had CMO's with an aggregate estimated market value of $9.4 million, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.


                                                     At September 30,
                                             -------------------------------
                                               2004       2003        2002
                                             --------   --------    --------
                                                      (In Thousands)

Investment securities issued by U.S.
  government agencies and corporations.....  $  3,224   $  3,236    $      -
FHLB Stock.................................     8,561      6,477       5,211
Mortgage-backed securities.................    91,255    115,899      84,034
ARM mutual fund............................    15,264     10,139           -
CMO's......................................     9,442        329      10,744
Municipal obligations......................        38         38          59
Equity securities..........................     1,352          6         170
                                             --------   --------    --------
   Total investment and mortgage-backed
      securities...........................   129,136    136,124     100,218
Interest-bearing deposits..................     2,382      1,622      24,767
                                             --------   --------    --------
   Total investments.......................  $131,518   $137,746    $124,985
                                             ========   ========    ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2004.

                                                                  As of September 30, 2004
                   -----------------------------------------------------------------------------------------------------------------
                   One Year or Less   One to Five Years  Five to Ten Years More than Ten Years         Total Investments
                   ----------------   -----------------  ----------------- ------------------- -------------------------------------
                   Amortized Average  Amortized Average  Amortized Average Amortized Average   Amortized Average  Carrying    Market
                      Cost    Yield      Cost    Yield      Cost    Yield     Cost    Yield       Cost    Yield    Value      Value
                      ----    -----      ----    -----      ----    -----     ----    -----       ----    -----    -----      -----
                                                                   (Dollars in Thousands)
Investment
  securities
  issued by U.S.
  government
  agencies and
  corporations..... $     -    0.00%   $    -     0.00%   $ 3,275    4.10%  $     -    0.00%  $  3,275    4.10%  $  3,224  $  3,224
Mortgage-backed
  securities
  available for
  sale(1)..........       -    0.00        25     8.00     22,164    3.84    48,232    3.03     70,421    3.29     69,619    69,619
Mortgage-backed
  securities
  held-to-
  maturity.........       -    0.00         -     0.00     12,416    4.14     9,220    3.92     21,636    4.05     21,636    21,812
ARM mutual fund....  15,388    2.46         -     0.00          -    0.00         -    0.00     15,388    2.46     15,264    15,264
CMO's(1)...........       -    0.00         -     0.00          -    0.00     9,457    4.49      9,457    4.49      9,442     9,442
FHLB stock.........       -    0.00         -     0.00          -    0.00         -    0.00      8,561    1.92      8,561     8,561
Municipal
  obligations(2)...       -    0.00         -     0.00         38    4.75         -    0.00         38    4.75         38        38
Equity securities..       -    0.00         -     0.00          -    0.00         -    0.00      1,162    1.20      1,352     1,352
                    -------            ------             -------           -------           --------           --------  --------
      Total........ $15,388    2.46%   $   25     8.00%   $37,893    3.96%  $66,909    3.36%  $129,938    3.32%  $129,136  $129,312
                    =======            ======             =======           =======           ========           ========  ========

________________________
(1)  Does not assume prepayments.
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

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

         Non-interest bearing demand accounts constituted $29.4 million, or 6.8% of the Bank's deposit portfolio at September 30, 2004. Money market accounts and NOW accounts constituted $141.9 million, or 32.8% of the Bank's deposit portfolio at September 30, 2004. Regular savings accounts constituted $38.9 million, or 9.0% of the Bank's deposit portfolio at September 30, 2004. Certificates of deposit constituted $222.2 million or 51.4% of the deposit portfolio, including $70.9 million of which had balances of $100,000 and over. As of September 30, 2004, the Bank had no brokered deposits.

         Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2004.


                                          Certificates           Weighted
                                           of Deposit          Interest Rate
                                           ----------          -------------
                                         (In Thousands)

Maturity Period:
---------------
3 months or less.................             $9,047                 1.88%
Over 3 through 6 months..........              7,695                 2.69
Over 6 through 12 months.........             12,459                 2.51
Over 12 months...................             41,677                 3.60
                                             -------                -----
Totals...........................            $70,878                 3.09%
                                             =======                =====

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2004, Teche Federal had $154.4 million in advances outstanding from the FHLB of Dallas.

         The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:


                                                          At or For the Year
                                                          Ended September 30,
                                                          -------------------
                                                      2004       2003     2002
                                                      ----       ----     ----
                                                        (Dollars in Thousands)
FHLB advances:
  Average balance outstanding.....................  $31,377    $ 5,736   $  167
  Maximum amount outstanding at any
     month-end during the year....................   58,000     19,649    8,000
  Balance outstanding at end of year..............   58,000     19,649        -
  Weighted average interest rate during the year..    1.97%      4.97%    2.68%
  Weighted average interest rate at end of year...    2.32%      2.42%       -%


Subsidiary Activity

         The only subsidiary of the Company is Teche Federal Savings Bank.

         As of September 30, 2004, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $71,174. FISI was inactive at September 30, 2004.

Personnel

         As of September 30, 2004, the Bank had 198 full-time and 91 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings associations that receive the highest supervision rating for safety and soundness and 4% of total adjusted assets for all other associations, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's capital levels can be found at Note 19 to the Consolidated Financial Statements included as part of
Exhibit 13 to this report.

         Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component which may be deducted from capital for purposes of calculating their risk-based capital requirement. See "-- Net Portfolio Value Analysis."

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

         The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 2004.


                                                          NPV as % of PV
                           Net Portfolio Value               of Assets
                        --------------------------     --------------------
   Change                                                NPV
in Rates(1)  $ Amount   $Change(2)      %Change(3)     Ratio(4)   Change(5)
-----------  --------   ----------      ----------     --------   ---------
                                   (Dollars in Thousands)
   +300 bp    $52,908    $(17,237)        -25%          8.43%      -198 bp
   +200 bp     61,065      (9,080)        -13           9.47        -94 bp
   +100 bp     67,199      (2,946)         -4          10.18        -24 bp
      0 bp     70,145                                  10.41
   -100 bp     67,836      (2,310)         -3           9.94        -47 bp

-----------------
(1) The -200bp and -300bp scenarios are not shown due to low interest rate environment.
(2) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(3) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(4)  Calculated as the estimated NPV divided by average total assets.
(5) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.


                                                   September 30,  September 30,
                                                       2004              2003
                                                   -------------  -------------
*** RISK MEASURES: +200 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets....    10.41%            10.01%
Exposure Measure: Post-Shock NPV Ratio...........     9.47%             9.47%
Sensitivity Measure: Change in NPV Ratio.........       94 bp             53 bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets...............    -1.35%            -0.39%


         As the table shows, increases and decreases in interest rates would result in net decreases in the Bank's NPV. (The Bank's NPV decreases by 12.9% if interest rates increase by 200 basis points.) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.
Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

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

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2004, the Bank was in compliance with its QTL requirement with 86.1% of its assets invested in QTIs.

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
-----------------------------------

Properties

         The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and fourteen offices. The Bank's total investment in office property and equipment was $28.0 million with a net book value of $19.3 million at September 30, 2004. The Bank currently operates automated teller machines at most of its branch offices.

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

Item 4. Submission of Matters to a Vote of Security-Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the heading "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2004 ("Annual Report") and is incorporated herein by reference.

         Set  forth  below  is   information   regarding  the  Company's   stock
repurchases during the fourth quarter of the fiscal year ended September 30, 2004.

                                       ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------- --------------  ----------------  --------------------------- ----------------------------------
                                 (a)               (b)                    (c)                           (d)
                                Total            Total                  Number of                   Maximum Number
                              Number of         Average            Shares (or Units)            (or Approximate Dollar
                                Shares         Price Paid        Purchased as Part of        Value) of Shares (or Units)
                              (or Units)       per Share          Publicly Announced          that May Yet Be Purchased
          Period              Purchased        (or Unit)           Plans or Programs         Under the Plans or Programs
--------------------------- --------------  ----------------  --------------------------- ----------------------------------
July 1-31, 2004                12,000           $38.30                  12,000                         100,000
--------------------------- --------------  ----------------  --------------------------- ----------------------------------
August 1-31, 2004               - 0 -            - 0 -                   - 0 -                         100,000
--------------------------- --------------  ----------------  --------------------------- ----------------------------------
September 1-30, 2004            - 0 -            - 0 -                   - 0 -                         100,000
--------------------------- --------------  ----------------  --------------------------- ----------------------------------
Total                          12,000           $38.30                  12,000                         100,000
--------------------------- --------------  ----------------  --------------------------- ----------------------------------


Item 6. Selected Financial Data
-------------------------------

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         See the information that appears under the heading "Net Portfolio Value Analysis - Interest Rate Risk" in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         The Consolidated Financial Statements of Teche Holding and its subsidiaries, together with the report thereon by Deloitte & Touche LLP, and the supplementary financial information appear in the Annual Report and are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A. Controls and Procedures
--------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
--------------------------

         Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held in January 2005 (the "Proxy Statement") which is incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code will be furnished without charge upon written request to the Secretary, Teche Holding Company, 1120 Jefferson Terrace Boulevard, New Iberia, Louisiana 70560.

Item 11. Executive Compensation
-------------------------------

         The above-captioned information appears under the heading "Director and Executive Officer Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Securities  Authorized  for Issuance Under Equity Compensation
                  Plans

         Set forth below is information as of September 30, 2004 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                      (a)                    (b)                      (c)
                                                                                                  Number of  securities
                                             Number of securities       Weighted-average        remaining available for
                                               to be issued upon       exercise price of         future issuance under
                                                  exercise of             outstanding             equity compensation
                                             outstanding options,      options, warrants      plans (excluding securities
                                             warrants and rights          and rights            reflected in column (a))
                                             -------------------          ----------            ------------------------
Equity compensation plans
  approved by shareholders(1)............            207,035                 $18.62                      151,736
Equity compensation plans
  not approved by shareholders(2)........             51,578                  20.62                        4,800
                                                     -------                 ------                      -------
     TOTAL..............................             258,613                 $19.01                      156,536
                                                     =======                 ======                      =======

 ____________
(1) Plans approved by stockholders include the Teche Holding Company 1995 Stock Option Plan and the Teche Holding Company 2001 Stock-Based Incentive Plan.
(2) Plans not approved by stockholders include the Teche Holding Company 1997 Stock Option Plan, the Teche Holding Company 1998 Stock Option Plan, the Teche Holding Company Stock Option Agreement with Scott Sutton and the Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton. For information regarding the material features of these plans, see Note 15 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.
(3) Includes 153,613 shares remaining available for grant under the Teche Holding Company 2001 Stock-Based Incentive Plan, which permits up to 15% of the 250,000 shares reserved for issuance under the plan to be awarded as restricted stock instead of options. During the year ended September 30, 2004, awards of - 0 - shares were made under this plan.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The  above-captioned  information  appears  under the heading  "Certain
Relationships   and  Related   Transactions"  in  the  Proxy  Statement  and  is
incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a) The following documents are filed as a part of this report:

         (1) The following financial statements and the independent auditors' report included in the Annual Report are incorporated herein by reference:


           Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of September 30, 2004 and 2003 Consolidated Statements of Income For the Years Ended
               September 30, 2004, 2003 and 2002
           Consolidated Statements of Stockholders' Equity
               for the Years Ended September 30, 2004, 2003 and 2002 Consolidated Statements of Cash Flows for the Years Ended
               September 30, 2004, 2003 and 2002
           Notes to Consolidated Financial Statements

         The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)      Exhibits

                  (a) The following exhibits are filed as part of this report:

                  3.1      Articles of Incorporation of Teche Holding Company*
                  3.2      Bylaws of Teche Holding Company*
                  4        Stock Certificate of Teche Holding Company*
                  10.1     Teche Federal Savings Bank Management Stock Plan**
                  10.2     Teche Holding Company 1995 Stock Option Plan**
                  10.3     Teche Holding Company 1997 Stock Option Plan***
                  10.4     Teche Holding Company 1998 Stock Option Plan***
                  10.5     Teche Holding Company Stock Option Agreement with Scott Sutton****
                  10.6     Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
                  10.7     Teche Holding Company 2001 Stock-Based Incentive Plan*****
                  11       Statement regarding computation of earnings per share
                           (see Note 14 to the Consolidated Financial Statements
                           in the Annual Report)
                  13       Annual Report to Stockholders for the fiscal year ended September 30, 2004
                  21       Subsidiary of the Registrant (see "Item 1 Business -  Subsidiary  Activity" herein)
                  23       Consent of Independent Registered Public Accounting Firm



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

                                         TECHE HOLDING COMPANY


Dated:  December 29, 2004                By:  /s/ Patrick O. Little
                                              ----------------------------------
                                              Patrick O. Little
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 2004.


By:      /s/ Patrick O. Little                     By:      /s/ J. L. Chauvin
         ----------------------------------                 --------------------------------------
         Patrick O. Little                                  J. L. Chauvin
         President, Chief Executive Officer                 Director, Vice President and Treasurer
           and Chairman of the Board                        (Principal Financial Officer)
         (Principal Executive Officer)



By:      /s/ Robert Earl Mouton                    By:      /s/ Donelson T. Caffery, Jr.
         ----------------------------------                 --------------------------------------
         Robert Earl Mouton                                 Donelson T. Caffery, Jr.
         Director                                           Director



By:      /s/ Mary Coon Biggs                       By:      /s/ Christian L. Olivier
         ----------------------------------                 --------------------------------------
         Mary Coon Biggs                                    Christian L. Olivier
         Director                                           Director



By:      /s/ W. Ross Little, Jr.                   By:      /s/ Henry L. Friedman
         ----------------------------------                 --------------------------------------
         W. Ross Little, Jr.                                Henry L. Friedman
         Director and Secretary                             Director



By:      /s/ Thomas F. Kramer                      By:      /s/ Robert Judice, Jr.
         ----------------------------------                 --------------------------------------
         Thomas F. Kramer, M.D.                             Robert Judice, Jr.
         Director                                           Director