Form 10-Q
period 2004-12-31
TECHE HOLDING CO
filed 2005-02-14
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004
                               ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                72-128746
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                70538
-------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (337) 365-0366
                                                    --------------

                                       N/A
------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 4, 2005.

         Class                                      2,245,419
-------------------------------           ------------------------------
$.01 par value common stock                    Oustanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2004
                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk       10
Item 4.  Controls and Procedures                                          11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      12
Item 3.  Defaults Upon Senior Securities                                  12
Item 4.  Submission of Matters to a Vote of Security Holders              12
Item 5.  Other Information                                                13
Item 6.  Exhibits                                                         13

SIGNATURES                                                                14

CERTIFICATIONS

                              TECHE HOLDING COMPANY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       At                  At
                                                                                   December 31,        September 30,
                                                                                       2004                2004
                                                                                ------------------     ------------

ASSETS
Cash and cash equivalents.....................................................      $14,156             $ 15,362
Securities available-for-sale, at estimated
  market value (amortized cost of $93,901 and $99,741)........................       93,061               98,939
Securities held to maturity (estimated market value of $19,485 and $21,812)...       19,337               21,636
Loans receivable, net of allowance for loan losses
  of $4,374 and $4,365........................................................      499,289              471,327
Accrued interest receivable...................................................        2,462                2,507
Investment in Federal Home Loan Bank stock, at cost...........................        8,614                8,561
Real estate owned, net........................................................          418                  194
Prepaid expenses and other assets.............................................        1,840                1,844
Goodwill......................................................................        3,590                3,529
Life insurance contracts......................................................        9,962                9,832
Premises and equipment, at cost less accumulated depreciation.................       19,256               19,303
                                                                                   --------             --------
      TOTAL ASSETS............................................................     $671,985             $653,034
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits......................................................................     $454,504             $432,417
Advances from Federal Home Loan Bank..........................................      153,162              154,439
Advance payments by borrowers for taxes and insurance.........................          667                1,578
Accrued interest payable......................................................          765                  748
Accounts payable and other liabilities........................................        2,749                3,565
                                                                                   --------             --------
      Total liabilities.......................................................      611,847              592,747
                                                                                   --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,491,504 and 4,479,979 shares issued.........................           45                   45
  Preferred stock, 5,000,000 shares authorized;
    none issued...............................................................            -                    -
  Additional paid in capital..................................................       47,725               46,785
  Retained earnings...........................................................       51,750               50,789
  Unearned ESOP shares........................................................         (248)                (283)
  Treasury stock (2,249,328 and 2,208,828 shares, at cost)....................      (38,114)             (36,527)
  Unrealized loss on securities available-for-sale, net of
    deferred income taxes.....................................................         (570)                (522)
                                                                                   --------             --------
      Total stockholders' equity..............................................       60,138               60,287
                                                                                   --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $671,985             $653,034
                                                                                   ========             ========

---------------------
      See  Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                   For The Three Months Ended
                                                          December 31,
                                                       2004           2003
                                                      --------      --------
INTEREST INCOME:
  Interest and fees on loans......................     $7,511         $6,051
  Interest and dividends on investments...........      1,072          1,204
  Other interest income...........................         18              5
                                                       ------         ------
        Total interest income.....................      8,601          7,260
                                                       ------         ------
INTEREST EXPENSE:
  Deposits........................................      2,034          1,640
  Advances from Federal Home Loan Bank............      1,672          1,528
                                                       ------         ------
        Total interest expense....................      3,706          3,168
                                                       ------         ------
NET INTEREST INCOME...............................      4,895          4,092
PROVISION FOR LOAN LOSSES.........................         30             15
                                                       ------         ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES.................................      4,865          4,077
                                                       ------         ------

NON-INTEREST INCOME:
  Service charges and other.......................      2,296          2,236
  Other income....................................        212            309
                                                       ------         ------
        Total non-interest income.................      2,508          2,545
                                                       ------         ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits..............      2,608          2,102
  Occupancy expense...............................      1,079            928
  Marketing and professional......................        760            526
  Other operating expenses........................        782            662
                                                       ------         ------
      Total non-interest expense..................      5,229          4,218
                                                       ------         ------
INCOME BEFORE INCOME TAXES........................      2,144          2,404
INCOME TAXES......................................        696            769
                                                       ------         ------
NET INCOME........................................     $1,448         $1,635
                                                       ======         ======
BASIC INCOME PER COMMON SHARE ....................     $ 0.65         $  .74
                                                       ======         ======
DILUTED INCOME PER COMMON SHARE...................     $ 0.62         $  .68
                                                       ======         ======
DIVIDENDS DECLARED PER COMMON SHARE...............     $ 0.22         $  .18
                                                       ======         ======




See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                      For The Three Months Ended
                                                                              December 31,
                                                                        2004               2003
                                                                      --------            -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  ........................................................ $ 1,448            $ 1,635
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on
        investments and mortgage-backed securities....................     127                163
      Provision for loan losses.......................................      30                 15
      Depreciation....................................................     290                224
     (Decrease) increase in accounts payable and other liabilities....    (494)                25
      Other items - net...............................................    (136)                12
                                                                       --------           -------
          Net cash provided by operating activities...................   1,265              2,074
                                                                       -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale...........................       -            (20,655)
  Principal repayments of securities available for sale...............   5,693              7,742
  Principal repayments of securities held to maturity.................   2,299              2,668
  Net loan (originations/acquisitions) repayments..................... (27,992)           (16,835)
  Investment in FHLB stock............................................     (53)            (1,127)
  Purchase of premises and equipment..................................    (243)            (1,345)
                                                                       -------            -------
          Net cash used in investing activities....................... (20,296)           (29,552)
                                                                       -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits............................................  22,087              2,019
  Net increase (decrease) in FHLB advances............................  (1,277)            27,500
  Net decrease in advance payments by borrowers for
    taxes and insurance...............................................    (911)              (776)
  Dividends paid......................................................    (487)              (315)
  Purchase of common stock for treasury...............................  (1,587)            (1,238)
                                                                       -------            -------
          Net cash provided by financing activities...................  17,825             27,190
                                                                       -------            -------

NET  DECREASE IN CASH ................................................  (1,206)              (288)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................  15,362             14,439
                                                                       -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................. $14,156            $14,151
                                                                       =======            =======


See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month period ended December 31, 2004, include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - INCOME PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2004 and 2003.



                                                      2004             2003
                                                    ---------        ---------

Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share................  2,216,000        2,216,000
Effect of dilutive securities:
  Stock options...................................    134,000          177,000
                                                    ---------        ---------
Weighted average number of common  shares
  outstanding plus effect of dilutive securities -
  used in computation of diluted net
  income per common share.........................  2,350,000        2,393,000
                                                    =========        =========

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three months ended December 31, 2004 and 2003 (in thousands).



                                              2004              2003
                                              ----              ----

Net income...............................     $1,448            $1,635
Other comprehensive loss, net of tax.....       ( 48)             (118)
                                              ------            ------
Total Comprehensive Income...............     $1,400            $1,517
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

         Options for 31,100 shares of the Company's stock were granted during the three months ended December 31, 2004. These options were immediately vested and are exercisable at $39.00 per share for ten years from the date of grant. The fair value of these options was $10.40 per share.

         In December 2004, the FASB issued Statement 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 (SFAS 123R), which will require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and will be effective for public companies for interim or annual periods beginning after June 15, 2005. This Statement will eliminate the ability to account for stock-based compensation transactions using APB 25 and, generally, will require instead that such transactions be accounted for using a fair-value based method. The Company will be required to begin expensing stock options in the fourth quarter of fiscal year 2005.

       For Three Months
                                                   Ended December 31,
                                                 2004              2003
                                              ----------        ---------
Net Income (in thousands):
  As reported .............................    $1,448             $1,635
  Deduct total stock based compensation
    determined under fair value method.....      (290)               (50)
                                                                  ------
  Pro forma................................    $1,158             $1,585
                                               ======             ======

Basic income per share:
  As reported..............................    $ 0.65             $ 0.74
  Pro forma................................    $ 0.52             $ 0.72
Diluted income per share:
  As reported..............................    $ 0.62             $ 0.68
  Pro forma................................    $ 0.49             $ 0.66

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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at December 31, 2004 and September 30, 2004 totaled $672.0 million and $653.0 million, respectively, an increase of $19.0 million or 2.9%.

Securities available-for-sale totaled $93.1 million and securities held to maturity totaled $19.3 million at December 31, 2004, which combined represents a decrease of $8.2 million or 6.8% as compared to September 30, 2004.

Loans receivable totaled $499.3 million at December 31, 2004 which represented an increase of $28.0 million or 5.9% compared to September 30, 2004. The increase in loans receivable was due primarily to origination of commercial mortgage loans and, additionally, to the purchase of $14.6 million of multifamily commercial real estate loans.

Total deposits, after interest credited, at December 31, 2004 were $454.5 million which represents an increase of $22.1 million or 5.1% as compared to September 30, 2004.

Advances decreased $1.3 million or 0.8% as compared to the amount at September 30, 2004. The decrease was due primarily to growth in the deposit portfolio.

Stockholders' equity was $60.1 million at December 31, 2004 and $60.3 million September 30, 2004. Earnings for the quarter were offset by dividends and stock repurchases.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND
2003

Net Income. The Company had net income of $1.4 million for the three months ended December 31, 2004, as compared to net income of $1.6 million for the three month period ended December 31, 2003. Earnings for the three months ended December 31, 2004, represent a decrease of 11.4% compared to 2003.

Total Interest Income. Total interest income increased by $1.3 million or 18.5% to $8.6 million for the three months ended December 31, 2004, from $7.3 million for the three months ended December 31, 2003, due to a $106.8 million increase in average earning assets, offset somewhat by a decrease in average yields to 5.64% in 2004 from 5.77% in 2003. Interest income on loans increased $1.4 million to $7.5 million for the three months ended December 31, 2004, from $6.1 million for the same period ended December 31, 2003. The average yield on loans decreased to 6.25% for the three months ended December 31, 2004, from 6.63% for the same period in 2003, and the average yield on investment and mortgage-backed securities decreased to 3.41% for the three months ended December 31, 2004, from 3.54% for the same quarter in 2003.

Total Interest Expense. Total interest expense increased $538,000 or 17.0% to $3.7 million for the three months ended December 31, 2004, from $3.2 million for the three months ended December 31, 2003, primarily due to an increase in the average portfolio balance of interest bearing deposits from $319.7 million during the three months ended December 31, 2003 to $414.5 million for the three months ended December 31, 2004.

Net Interest Income. Net interest income increased $803,000 for the three month period ended December 31, 2004 as compared to the same period ended December 31, 2003 due primarily to an increase in the average portfolio balance of loans, offset somewhat by an increase in the average portfolio balance of deposits and advances.

Provision for Loan Losses. The provision for loan losses was $30,000 and $15,000 for the three month periods ended December 31, 2004 and 2003, respectively.

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

Non-interest Income. Total non-interest income remained stable at $2.5 million in the three month period ended December 31, 2004 compared to the same quarter in fiscal 2003.

Non-interest Expense. Total non-interest expense increased $1.0 million due primarily to operating expenses resulting from the merger with St. Landry
Financial Corporation on July 2, 2004. Non-interest expense amounted to $5.2 million for the compared to $4.2 million in the comparable quarter of fiscal 2003, primarily due to increased expenses associated with new branch offices and the merger with St. Landry Financial Corporation.

The Company estimates that audit and other professional fees along with certain other expenses will increase during the 2005 fiscal year by approximately
$500,000, as a result of the full implementation during the year of the requirements of the Sarbanes-Oxley Act of 2002, a portion of which is included in non-interest expenses this quarter.

Also, the Company will begin to expense stock options in the fourth quarter of the 2005 fiscal year. Had the Company expensed stock options in fiscal 2004, diluted EPS would have been reduced by approximately $0.09 per share.

Gain on Sale of Securities. The Company had no gains on the sale of securities during the periods.

Income Tax Expense. Income taxes were approximately 32% of income before income tax in fiscal 2004 and 32% in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. At December 31, 2004, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                   Amount          Percent
                                                   ------          -------
                                               (In thousands)

Tangible capital.............................      $52,237           7.83%
Tangible capital requirement.................       13,338           2.00%
                                                   -------          -----
 Excess over requirement.....................      $38,899           5.83%
                                                   =======          =====

Core capital.................................      $52,237           7.83%
Core capital requirement.....................       26,677           4.00%
                                                   -------          -----
Excess over requirement......................      $25,568           3.83%
                                                   =======          =====

Risk based capital...........................      $56,370          13.72%
Risk based capital requirement...............       32,858           8.00%
                                                   -------          -----
Excess over requirement......................      $23,512           5.72%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas ("FHLB"). As of December 31, 2004, FHLB borrowed funds totaled $153.2 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2004.

Additional Key Ratios



                                                 At or For the Three
                                                     Months Ended
                                                     December 31,
                                              2004(1)           2003(1)
                                              -------           -------
                                                      (Unaudited)

Return on average assets....................    0.89%              1.21%
Return on average equity....................    9.64%             11.47%
Average interest rate spread................    2.98%              2.95%
Nonperforming assets to total assets........     .49%               .19%
Nonperforming loans to total loans..........     .57%               .28%
Average net interest margin.................    3.21%              3.25%
Tangible book value per share...............  $26.82             $25.20

---------------
(1) Annualized where appropriate.


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation
     -------------------------------------------------
     of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal  control over financial  reporting.  During the quarter
     -------------------------------------------------------
     under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2004. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2004:

                                  ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------------

                        (a) Total                      (c) Total Number of        (d) Maximum Number (or
                        Number of        (b)Average      Shares (or Units)       Approximate Dollar Value) of
                       Shares (or        Price Paid    Purchased as Part of    Shares (or Units) that May Yet
                         Units)          per Share     Publicly Announced      Be Purchased Under the Plans
Period                  Purchased        (or Unit)      Plans or Programs             or Programs
---------------------------------------------------------------------------------------------------------------


October 1-31, 2004           0              --                  0                      100,000 shares

November 1-30, 2004        33,500         $38.78              33,500                    66,500 shares

December 1-31, 2004         7,000         $41.00               7,000                    59,500 shares

Total                      40,500         $39.16              40,500                    59,500 shares
---------------------------------------------------------------------------------------------------------------

     The total number of shares repurchased during the quarter was directly related to the Company's stock repurchase plan announced December 18, 2003, authorizing the repurchase of up to 112,000 shares, or 5%, of the Company's outstanding stock. There is no expiration date for the authorized repurchase under this plan.


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


                                    TECHE HOLDING COMPANY



Date: February 14, 2005             By:   /s/Patrick O. Little
                                        ----------------------------------------
                                         Patrick O. Little
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: February 14, 2005             By:   /s/J.L. Chauvin
                                        ----------------------------------------
                                         J. L. Chauvin
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)