Form 10-Q
period 2005-03-31
TECHE HOLDING CO
filed 2005-05-16
CIK 934538

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------------
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2005
                               -------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    ---------------------------

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

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2005.

             Class                                     Outstanding
------------------------------------               -------------------
$.01 par value common stock                            2,240,689

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1
Item 2.  Management's Discussion and Analysis of Financial                   6
         Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk           9
Item 4. Controls and Procedures                                             10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        11
Item 3.  Defaults upon Senior Securities                                    11
Item 4.  Submission of Matters to a Vote of Security Holders                11
Item 5.  Other Materially Important Events                                  12
Item 6.  Exhibits                                                           12

SIGNATURES                                                                  13

                              TECHE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         At                  At
                                                                                      March 31,         September 30,
                                                                                        2005                2004
                                                                                    ------------        ------------
                                                                                              (unaudited)
ASSETS
Cash and cash equivalents....................................................           $ 15,865             $ 15,362
Securities available-for-sale, at
  fair value (amortized cost of $89,596 and $99,741).........................             88,042               98,939
Securities held to maturity (estimated fair value of $36,864 and $21,812)....             37,444               21,636
Loans receivable, net of allowance for loan losses
  of $4,350 and $4,365)......................................................            504,648              471,327
Accrued interest receivable..................................................              2,639                2,507
Investment in Federal Home Loan Bank stock, at cost..........................              8,676                8,561
Real estate owned, net.......................................................                756                  194
Prepaid expenses and other assets............................................              2,314                1,844
Goodwill.....................................................................              3,630                3,529
Life insurance contracts.....................................................             10,094                9,832
Premises and equipment, at cost less accumulated depreciation................             19,083               19,303
                                                                                        --------             --------
      TOTAL ASSETS...........................................................           $693,191             $653,034
                                                                                        ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.....................................................................           $487,707             $432,417
Advances from Federal Home Loan Bank.........................................            140,454              154,439
Advance payments by borrowers for taxes and insurance........................                920                1,578
Accrued interest payable.....................................................                817                  748
Accounts payable and other liabilities.......................................              3,347                3,565
                                                                                        --------             --------
      Total liabilities......................................................            633,245              592,747
                                                                                        --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,499,497 shares issued......................................                 45                   45
  Preferred stock, 5,000,000 shares authorized; none issued..................                  -                    -
  Additional paid in capital.................................................             47,401               46,785
  Retained earnings..........................................................             52,779               50,789
  Unearned ESOP shares.......................................................               (213)                (283)
  Treasury stock - 2,269,328 and 2,208,828 shares, at cost...................            (38,850)             (36,527)
  Unrealized loss on securities available-for-sale, net of
    deferred income taxes....................................................             (1,216)                (522)
                                                                                        --------             --------
      Total stockholders' equity.............................................             59,946               60,287
                                                                                        --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................           $693,191             $653,034
                                                                                        ========             ========

See notes to unaudited consolidated financial statements.


                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  For the Three Months                     For the Six Months
                                                                    Ended March 31,                          Ended March 31,
                                                               ------------------------------        -----------------------------
                                                                  2005              2004               2005                2004
                                                               ---------          ---------          --------             --------
INTEREST INCOME
  Interest and fees on loans...........................          $7,818            $6,235            $15,328               $12,286
  Interest and dividends on investments................           1,245             1,285              2,317                 2,489
  Other interest income................................              23                 4                 42                     9
                                                                -------           -------            -------               -------
         TOTAL INTEREST INCOME.........................           9,086             7,524             17,687                14,784
                                                                -------           -------            -------               -------
INTEREST EXPENSE:
  Deposits.............................................           2,200             1,564              4,234                 3,203
  Advances from Federal Home Loan Bank.................           1,760             1,607              3,432                 3,136
                                                                -------           -------            -------               -------
         TOTAL INTEREST EXPENSE........................           3,960             3,171              7,666                 6,339
                                                                -------           -------            -------               -------
NET INTEREST INCOME....................................           5,126             4,353             10,021                 8,445

PROVISION FOR LOAN LOSSES..............................              30                15                 60                    30
                                                                -------           -------            -------               -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................           5,096             4,338              9,961                 8,415
                                                                -------           -------            -------               -------

NON-INTEREST INCOME:
  Service charges and other............................           2,276             2,204              4,572                 4,440
  Gain on sale of real estate owned....................              18                 -                 13                    18
  (Loss) Gain on sale of fixed assets..................               -                (2)                 -                    91
  Other income.........................................             466               211                675                   409
                                                                -------           -------            -------               -------
         TOTAL NON-INTEREST INCOME.....................           2,760             2,413              5,260                 4,958
                                                                -------           -------            -------               -------

Gain on sale of securities ............................              17                32                 25                    32

NON-INTEREST EXPENSE:
  Compensation and employee benefits...................           2,647             2,196              5,255                 4,298
  Occupancy expense....................................           1,166               987              2,246                 1,915
  Marketing and professional...........................             813               580              1,572                 1,106
  Other operating expenses.............................             964               832              1,746                 1,494
                                                                -------           -------            -------               -------
         TOTAL NON-INTEREST EXPENSE....................           5,590             4,595             10,819                 8,813
                                                                -------           -------            -------               -------
INCOME BEFORE INCOME TAXES.............................           2,283             2,188              4,427                 4,592
INCOME TAXES...........................................             743               700              1,439                 1,469
                                                                -------           -------            -------               -------
NET INCOME.............................................         $ 1,540           $ 1,488            $ 2,988               $ 3,123
                                                                =======           =======            =======               =======
BASIC EARNINGS PER COMMON SHARE........................         $  0.69           $  0.67            $  1.34               $  1.40
                                                                =======           =======            =======               =======
DILUTED EARNINGS PER COMMON SHARE......................         $  0.66           $  0.62            $  1.27               $  1.31
                                                                =======           =======            =======               =======

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
         BASIC.........................................       2,224,000         2,226,000          2,228,000             2,224,000
         DILUTED.......................................       2,348,000         2,385,000          2,349,000             2,393,000


See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   For the Six Months
                                                                                     Ended March 31,
                                                                                   2005             2004
                                                                                 --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .............................................................       $ 2,988          $ 3,123
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities.....................................           203              275
      Provision for loan losses............................................            60               30
      Depreciation.........................................................           587              486
      Increase in accrued interest receivable..............................          (132)              --
      Increase in prepaid expenses and other assets........................          (500)            (316)
      Decrease in accounts payable and other liabilities...................          (218)            (409)
      Other items - net....................................................           (82)            (128)
                                                                                  -------          -------
          Net cash provided by operating activities........................         2,906            3,061
                                                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale................................            --          (20,655)
  Purchase of securities held to maturity..................................       (19,392)              --
  Principal repayments on mortgage-backed securities available
    for sale...............................................................         9,991           13,172
  Principal repayments on securities held to maturity......................         3,535            4,335
  Net loan origination repayments..........................................       (33,381)         (33,718)
  Investment in FHLB stock.................................................          (115)          (1,290)
  Purchase of premises and equipment      .................................          (367)          (2,160)
                                                                                  -------          -------
          Net cash used in investing activities............................       (39,729)         (40,316)
                                                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.................................................        55,290           13,947
  Net increase (decrease) in FHLB advances.................................       (13,985)          27,456
  Net decrease in advance payments by borrowers for
    taxes and insurance....................................................          (658)            (547)
  Dividends paid...........................................................          (998)            (630)
  Purchase of common stock for treasury....................................        (2,323)          (1,532)
                                                                                  -------          -------
          Net cash provided by financing activities........................        37,326           38,694
                                                                                  -------          -------

NET INCREASE IN CASH.......................................................           503            1,439
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................        15,362           14,439
                                                                                  -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................       $15,865          $15,878
                                                                                  =======          =======




See notes to unaudited consolidated financial statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 2005 and 2004 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.


NOTE 3 - EARNINGS PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2005 and 2004.



                                                Three Months Ended            Six Months Ended
                                                     March 31,                    March 31,
                                              -----------------------       ---------------------
                                                  2005          2004           2005          2004
                                                  ----          ----           ----          ----
                                                                (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share............    2,224         2,226          2,228         2,224
Effect of dilutive securities:
  Stock options...............................      124           159            121           169
                                                  -----         -----          -----         -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share.................    2,348         2,385          2,349         2,393
                                                  =====         =====          =====         =====

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and six months ended March 31, 2005 and 2004.


                                                    For three months             For six months
                                                     Ended March 31,              Ended March 31,
                                                     ---------------              ---------------

                                                    2005            2004        2005        2004
                                                    ----            ----        ----        ----
Net Income                                          $1,540         $1,488      $2,988       $3,123
Other comprehensive income (loss), net of tax         (646)           542        (694)         424
                                                   -------         ------      ------       ------
Total comprehensive income                         $   894         $2,030      $2,294       $3,547
                                                   =======         ======      ======       ======


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




                                                              For three months                  For six months
                                                               Ended March 31,                  Ended March 31,
                                                              ---------------                  ---------------
                                                              2005            2004            2005            2004
                                                              ----            ----            ----            ----
Net Income:
  As reported                                                $1,540         $1,488          $2,988           $3,123
   Deduct total stock based compensation
     determined under fair value method                         (40)           (50)           (330)            (100)
                                                             ------         ------          ------           ------
   Pro forma                                                 $1,500         $1,438          $2,658           $3,023
                                                             ======         ======          ======           ======

Basic income per share:
  As reported                                                $ 0.69         $ 0.67          $ 1.34           $ 1.40
  Pro forma                                                  $ 0.67         $ 0.67          $ 1.19           $ 1.36
Diluted income per share:
  As reported                                                $ 0.66         $ 0.67          $ 1.27           $ 1.31
  Pro forma                                                  $ 0.64         $ 0.60          $ 1.13           $ 1.26





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

Comparison of Financial Condition at March 31, 2005 and September 30, 2004

The Company's total assets at March 31, 2005 and September 30, 2004 totaled $693.2 million and $653.0 million, respectively, an increase of $40.2 million or 6.2%.

Securities available-for-sale totaled $88.0 million and securities held to maturity totaled $37.4 million at March 31, 2005, which represents an aggregate increase of $4.9 million or 4.1% as compared to September 30, 2004.

Loans receivable totaled $504.6 million at March 31, 2005, which represented a $33.3 million or 7.1% increase compared to September 30, 2004. The Company has de-emphasized long-term fixed rate mortgage loans in view of the low interest rate environment. While conventional mortgage loans decreased during the quarter and six month periods, commercial loans increased by $32.4 million, which resulted in the overall $33.3 million increase in loans receivable.

Total deposits, after interest credited, at March 31, 2005, were $487.7 million, which represents an increase of $55.3 million or 12.8% as compared to September 30, 2004. Deposits increased primarily due to growth in time deposits and transaction accounts.

At March 31, 2005, advances decreased $14.0 million or 9.1% as compared to the amount at September 30, 2004. Short-term advances were repaid from funds generated from deposit growth during the period.

Stockholders' equity decreased slightly to $59.9 million at March 31, 2005, from $60.3 million at September 30, 2004, primarily due to dividends, stock repurchased and adjustments for securities available for sale. During the six month period ended March 31, 2005, the Company repurchased 60,500 shares at an average price of approximately $38.38 per share.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2005 and 2004

Net Income. The Company had net income of $1,540,000 or $0.66 per diluted share, and $2,988,000 or $1.27 per share, for the three and six months ended March 31, 2005 as compared to net income of $1,488,000 or $0.62 per share, and $3,123,000 or $1.31 per share, for the three and six month periods ended March 31, 2004, respectively.

The Company's acquisition of St. Landry Financial Corporation and its subsidiary, First Federal Savings & Loans Association of Opelousas on July 2, 2004 contributed to higher interest income and higher non- interest expense during the three and six months ended March 31, 2005 as compared to the same periods in 2004. The higher average balance of interest-earning assets and interest-bearing deposits is attributable in part to the loans and securities acquired in the merger. The increase in non-interest expenses is due in part to the addition of two new branch offices from the merger.

Total Interest Income. Total interest income increased $1,562,000 or 20.8% and $2,903,000 or 19.6% for the three and six months ended March 31, 2005, respectively, as compared to the same periods ended March 31, 2004. The average balance of loans increased in the 2005 periods as compared to the 2004 periods, which were partially offset by a decrease in the average yield on loans to 6.21% for the six months ended March 31, 2005, from 6.56% for the same period in 2004. Average yields on loans for the quarters ending March 31, 2005 and 2004 were 6.17% and 6.49%, respectively.

Total Interest Expense. Total interest expense increased $789,000 or 24.9% and $1.3 million or 20.9%, respectively, for the three and six month periods ended March 31, 2005 due to an increase in the average balance of deposits and advances.

Net Interest Income. Net interest income increased $773,000 or 17.8% and $1,576,000 or 18.7% for the three and six month periods ended March 31, 2005, as compared to the same periods ended March 31, 2004. The Company increased the origination of consumer and commercial loans, which have higher interest rates than residential mortgage loans.

Provision for Loan Losses. The provision for loan losses increased $15,000 and $30,000, respectively, for the three and six month periods ended March 31, 2005, as compared to the same periods in 2004, due primarily to management's assessment of the performance of the loan portfolio.

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

Non-Interest Income. Total non-interest income increased $347,000 and $302,000 for the three and six month periods ended March 31, 2005, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2004. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Gain on Sale of Securities. The Company realized a gain of $17,000 and $25,000 in the three and six month periods ended March 31, 2005 from the sale of equity securities.

Non-Interest Expense. Total non-interest expense increased $995,000 and $2,006,000, respectively, during the three and six months ended March 31, 2005, as compared to the same periods in 2004 due primarily to new branches opened in the Baton Rouge and Lafayette markets and the Company's acquisition of St. Landry Financial Corporation on July 2, 2004..

Income Tax Expense. Income taxes remained relatively stable for the three and six months periods.

Liquidity and Capital Resources

Under current OTS regulations, the Bank is required to maintain certain levels of capital. As of March 31, 2005, the Bank was in compliance with its three regulatory capital requirements as follows:



                                              Amount                Percent
                                              ------                -------
                                          (In thousands)

Tangible capital....................           $53,927                7.83%
Tangible capital requirement........            13,779                2.00%
                                               -------               -----
Excess over requirement.............           $40,148                5.83%
                                               =======               =====

Core capital........................           $53,927                7.83%
Core capital requirement............            27,557                4.00%
                                               -------               -----
Excess over requirement.............           $26,370                3.83%
                                               =======               =====

Risk based capital..................           $58,049               13.86%
Risk based capital requirement......            33,511                8.00%
                                               -------              ------
Excess over requirement.............           $24,538                5.86%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and repayments of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of March 31, 2005, such borrowed funds totaled $140.5 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2004.

Key Operating Ratios

                                                        At or For the                        At or For the
                                                     Three Months Ended                    Six Months Ended
                                                          March 31,                            March 31,
                                                         -----------                          ----------
                                                  2005(1)            2004(1)           2005(1)          2004(1)
                                                  -------            -------           -------          -------
                                                           Unaudited)                         (Unaudited)

Return on average assets..................           0.89%             1.04%             0.89%            1.12%
Return on average equity..................          10.26%            10.29%             9.95%           10.88%
Average interest rate spread..............           2.98%             3.04%             2.98%            2.99%
Nonperforming assets to total assets......           0.45%             0.16%             0.45%            0.16%
Nonperforming loans to total loans........           0.47%             0.20%             0.47%            0.20%
Average net interest margin...............           3.18%             3.29%             3.20%            3.27%
Tangible book value per share.............         $24.92            $25.90            $24.92           $25.90

----------------
(1) Annualized where appropriate.



ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation
     ------------------------------------------------
     of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal  control over financial  reporting.  During the quarter
     ------------------------------------------------------
     under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2005. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2005:



                                     ISSUER PURCHASES OF EQUITY SECURITIES


                          (a) Total                          (c) TotalNumber of         (d) Maximum Number (or
                          Number of        (b) Average         Shares (or Units)       Approximate Dollar Value) of
                          Shares (or        Price Paid       Purchased as Part of     Shares (or Units) that May yet
                            Units           per Share         Publicly Announced       Be Purchased Under the Plans
     Period               Purchased         (or Unit)         Plans or Programs                or Programs
-----------------      -------------     -------------      ---------------------    -------------------------------



January 1-31, 2005          -0-                -0-                   -0-                            59,500

February 1-28, 2005         -0-                -0-                   -0-                            59,500

March 1-31, 2005           20,000            $36.80                 20,000                          39,500

Total


                  The total number of shares repurchased during the quarter was directly related to the Company's publicly announced stock repurchase plan.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On January 25, 2005, the Company held its annual meeting of stockholders and the following items were presented:

                  Election of Directors: J. L Chauvin was reelected as a director for a three year term ending in 2008 and until his successor is elected and qualified with 2,130,295 votes in favor and 12,133 votes withheld. Mary Coon Biggs was reelected as a director for a three year term ending in 2008 and until her successor is elected and qualified with 2,128,295 votes in favor and 14,133 votes withheld. Thomas F. Kramer was reelected as a director for a three year term ending in 2008 and until his successor is elected and qualified with 2,136,640 votes in favor and 5,788 votes withheld.

                  Ratification of the appointment of Deloitte & Touche LLP as the Company's auditors for the 2005 fiscal year: Deloitte & Touche LLP was ratified as the Company's auditors with 829,855 votes for, 88,811 votes against, and 41,006 abstentions.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

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


                                  TECHE HOLDING COMPANY



Date: May 16, 2005       By:      /s/Patrick O. Little
                                  --------------------------------------
                                  Patrick O. Little
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 16, 2005       By:      /s/J.L. Chauvin
                                  --------------------------------------
                                  J.L. Chauvin
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting Officer)