Form 10-Q
period 2005-06-30
TECHE HOLDING CO
filed 2005-08-15
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2005
                               -------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2005.

             Class                                              Outstanding
---------------------------                                  -------------------
$.01 par value common stock                                      2,237,639

                     TECHE HOLDING COMPANY AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

PART I -  CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements                                             1
Item 2.   Management's Discussion and Analysis of Financial                6
          Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About Market Risk       9
Item 4.   Controls and Procedures                                          9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               10
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     10
Item 3.   Defaults upon Senior Securities                                 10
Item 4.   Submission of Matters to a Vote of Security Holders             10
Item 5.   Other Information                                               10
Item 6.   Exhibits                                                        11

SIGNATURES                                                                12

                                     PART I
                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TECHE HOLDING COMPANY AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    At            At
                                                                 June 30,     September 30,
                                                                   2005          2004*
                                                               -----------    ------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents ...................................   $  19,956      $  15,362
Securities available for sale, at
  fair value (amortized cost of $84,833 and $99,741) ........      83,552         98,939
Securities held to maturity (estimated fair value
   of $35,963 and $21,812) ..................................      35,974         21,636
Loans receivable, net of allowance for loan losses
  of $4,344 and $4,365) .....................................     491,428        471,327
Accrued interest receivable .................................       2,583          2,507
Investment in Federal Home Loan Bank stock, at cost .........       8,038          8,561
Real estate owned, net ......................................         624            194
Prepaid expenses and other assets ...........................       2,141          1,844
Goodwill ....................................................       3,647          3,529
Life insurance contracts ....................................      10,225          9,832
Premises and equipment, at cost less accumulated depreciation      19,090         19,303
                                                                ---------      ---------
      TOTAL ASSETS ..........................................   $ 677,258      $ 653,034
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ....................................................   $ 494,953      $ 432,417
Advances from Federal Home Loan Bank ........................     115,821        154,439
Advance payments by borrowers for taxes and insurance .......       1,145          1,578
Accrued interest payable ....................................         780            748
Accounts payable and other liabilities ......................       3,243          3,565
                                                                ---------      ---------
      TOTAL LIABILITIES .....................................     615,942        592,747
                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized;  4,511,157 shares issued at
    June 30 and 4,479,979 shares issued at September 30 .....          45             45
  Preferred stock, 5,000,000 shares authorized;
    none issued .............................................          --             --
  Additional paid in capital ................................      47,559         46,785
  Retained earnings .........................................      53,754         50,789
  Unearned ESOP shares ......................................        (177)          (283)
  Treasury stock - 2,274,328 and 2,208,828 shares, at cost ..     (39,032)       (36,527)
  Unrealized loss on securities available-for-sale, net of
    deferred income taxes ...................................        (833)          (522)
                                                                ---------      ---------
      Total stockholders' equity ............................      61,316         60,287
                                                                ---------      ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 677,258      $ 653,034
                                                                =========      =========

--------------------
*The consolidated balance sheet at September 30, 2004 has been derived from the audited consolidated balance sheet at that date.

See notes to unaudited consolidated financial statements.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                              For Three Months        For Nine Months
                                               Ended June 30,          Ended June 30,
                                            -------------------     -------------------
                                             2005       2004         2005        2004
                                             ----       ----         ----        ----

INTEREST INCOME
  Interest and fees on loans ..........     $ 7,982     $ 6,428     $23,310     $18,714
  Interest and dividends on investments       1,264       1,103       3,581       3,592
  Other interest income ...............          22           6          64          15
                                            -------     -------     -------     -------
                                              9,268       7,537      26,955      22,321
                                            -------     -------     -------     -------
INTEREST EXPENSE:
  Deposits ............................       2,479       1,574       6,713       4,779
  Advances from Federal Home Loan Bank        1,568       1,641       5,000       4,775
                                            -------     -------     -------     -------
                                              4,047       3,215      11,713       9,554
                                            -------     -------     -------     -------

NET INTEREST INCOME ...................       5,221       4,322      15,242      12,767

PROVISION FOR LOAN LOSSES .............          45          15         105          45
                                            -------     -------     -------     -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES .....................       5,176       4,307      15,137      12,722
                                            -------     -------     -------     -------

NON-INTEREST INCOME:
  Service charges and other ...........       2,576       2,139       7,148       6,579
  Gain on sale of real estate owned ...          44          --          57          18
  Gain on sale of fixed assets ........           6          --           6          86
  Other income ........................         275         206         950         621
                                            -------     -------     -------     -------
TOTAL NON-INTEREST INCOME .............       2,901       2,345       8,161       7,304
                                            -------     -------     -------     -------

Gain on sale of securities ............          --          99          26         131

NON-INTEREST EXPENSE:
  Compensation and employee benefits ..       2,792       2,316       8,047       6,614
  Occupancy expense ...................       1,202       1,039       3,447       2,954
  Marketing and professional ..........         897         559       2,470       1,665
  Other operating expenses ............         956         716       2,704       2,211
                                            -------     -------     -------     -------
      TOTAL NON-INTEREST EXPENSE ......       5,847       4,630      16,668      13,444
                                            -------     -------     -------     -------
INCOME BEFORE INCOME TAXES ............       2,230       2,121       6,656       6,713
INCOME TAXES ..........................         725         700       2,163       2,169
                                            -------     -------     -------     -------
NET INCOME ............................     $ 1,505     $ 1,421     $ 4,493     $ 4,544
                                            =======     =======     =======     =======
BASIC EARNINGS PER COMMON SHARE........     $  0.68     $  0.64     $  2.02     $  2.04
                                            =======     =======     =======     =======
DILUTED EARNINGS PER COMMON SHARE......     $  0.65     $  0.60     $  1.92     $  1.90
                                            =======     =======     =======     =======

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
          BASIC........................       2,217       2,236       2,224       2,226
          DILUTED......................       2,325       2,377       2,346       2,391

See notes to unaudited consolidated financial statements.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             For the Nine Months
                                                                                Ended June 30,
                                                                               2005        2004
                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................   $  4,493    $  4,544
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments and
          mortgage-backed securities .....................................        301         471
      Provision for loan losses ..........................................        105          45
      Depreciation .......................................................        897         772
      Decrease in accrued interest receivable ............................        (76)         --
      Decrease in prepaid expenses and other assets ......................       (660)       (281)
      Decrease in accounts payable and other liabilities .................        (67)       (669)
      Life insurance contracts ...........................................       (393)       (383)
      Other items - net ..................................................         34         342
                                                                             --------    --------
          Net cash provided by operating activities ......................      4,634       4,841
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities held to maturity ................................    (19,392)    (20,655)
  Net purchase/sale of equity securities .................................       (272)         --
  Principal repayments of securities available
    for sale .............................................................     14,917      19,473
 Net loan (originations/acquisitions) repayments .........................    (34,293)    (48,674)
  Investment in FHLB stock ...............................................        524      (1,319)
  Purchase of premises and equipment .....................................       (684)     (2,637)
  Principal repayments of securities held to maturity ....................      4,999       7,085
  Proceeds from sale of loans ............................................     14,418          --
                                                                             --------    --------
      Net cash used in investing activities ..............................    (19,783)    (46,727)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...............................................     62,536      17,045
  Net (decrease) increase in FHLB advances ...............................    (38,618)     26,363
  Net decrease in advance payments by borrowers for taxes and insurance ..       (433)       (259)
  Dividends paid .........................................................     (1,528)     (1,269)
  Purchase of common stock for treasury ..................................     (2,505)     (1,746)
  Exercise of stock options ..............................................        291         373
                                                                             --------    --------
      Net cash provided by financing activities ..........................     19,743      40,507
                                                                             --------    --------

NET INCREASE (DECREASE) IN CASH ..........................................      4,594      (1,379)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................     15,362      14,439
                                                                             --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $ 19,956    $ 13,060
                                                                             ========    ========



See notes to unaudited consolidated financial statements.

                     TECHE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the three and nine month periods ended June 30, 2005 and 2004 include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

                                                  For three months        For nine months
                                                   Ended June 30,          Ended June 30,
                                                 -------------------     ------------------
                                                 2005         2004        2005        2004

Net Income
  As reported                                    $1,505      $1,421      $4,493      $4,544
   Deduct total stock based compensation
     determined under fair value method             (40)        (55)       (370)       (155)
                                                 ------      ------      ------     -------
   Pro forma                                     $1,465      $1,366      $4,123      $4,389
                                                 ======      ======      ======      ======
Basic income per share:
  As reported                                    $ 0.68      $ 0.64      $ 2.02      $ 2.04
  Pro forma                                      $ 0.66      $ 0.61      $ 1.85      $ 1.97
Diluted income per share:
  As reported                                    $ 0.65      $ 0.60      $ 1.92      $ 1.90
  Pro forma                                      $ 0.63      $ 0.57      $ 1.76      $ 1.84

NOTE 4 - EARNINGS PER SHARE

     Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2005 and 2004.


                                                Three Months Ended      Nine Months Ended
                                                    June 30,                 June 30,
                                                ------------------     -------------------
                                                 2005        2004        2005       2004
                                                ------      ------      ------     ------
                                                              (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share ..........    2,217       2,236       2,224      2,226

Effect of dilutive securities:
  Stock options .............................      108         141         122        165
                                                ------      ------      ------     ------
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share ...............   $2,325       2,377       2,346      2,391
                                                ======      ======      ======     ======


NOTE 5 - COMPREHENSIVE INCOME

     Comprehensive  income  includes net income and other  comprehensive  income
     (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income (loss) for the three and nine months ended June 30, 2005 and 2004.


                                               For three months      For nine months
                                                Ended June 30,       Ended June 30,
                                               ----------------      --------------
                                                 2005      2004        2005       2004
                                                 ----      ----        ----       ----
Net Income ..................................   $ 1,505   $ 1,421    $ 4,493    $ 4,544
Other comprehensive income (loss),
  net of tax ................................       383    (1,346)      (311)      (922)
                                                -------   -------    -------    -------
Total comprehensive income ..................   $ 1,888   $    75    $ 4,182    $ 3,622
                                                =======   =======    =======    =======

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

The Company's consolidated results of operations are primarily dependent on the Bank's net interest income, or the difference between the interest income earned on its loan, mortgage-backed securities and investment securities portfolios, and the interest expense paid on its savings deposits and other borrowings. Net interest income is affected not only by the difference between the yields earned on interest-earning assets and the costs incurred on interest-bearing liabilities, but also by the relative amounts of such interest-earning assets and interest-bearing liabilities.

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

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

The Company's total assets at June 30, 2005 and September 30, 2004 totaled $677.3 million and $653.0 million, respectively, an increase of $24.3 million or 3.7%.

Securities available-for-sale totaled $83.6 million and securities held to maturity totaled $36.0 million at June 30, 2005, which represents an aggregate decrease of $1.0 million or 0.8% as compared to September 30, 2004.

Loans receivable totaled $491.4 million at June 30, 2005, which represented a $20.1 million or 4.3% increase compared to September 30, 2004. Loans decreased during the quarter by $13.2 million and increased $20.1 million during the nine month period. The decrease this quarter was primarily due to the sale of $14.4 million of long-term loans to help manage interest rate risk. The net increase during the nine month period resulted primarily from growth in the commercial mortgage portfolios.

Total deposits, after interest credited, at June 30, 2005, were $495.0 million, which represents an increase of $62.6 million or 14.5% as compared to September 30, 2004.

At June 30, 2005, advances decreased $38.6 million or 25.0% as compared to the amount at September 30, 2004. These decreases resulted primarily from growth in deposits and from proceeds from the sale of loans during the quarter.

Stockholders' equity increased to $1.0 million at June 30, 2005, from $60.3 million at September 30, 2004, primarily due to earnings, offset partially by dividends,  stock  repurchased  and  reduction  in  market  value of  securities available for sale. During the nine month period ended June 30, 2005, the Company repurchased approximately 65,500 shares at an average price of approximately $38.23 per share.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2005 and 2004

Net Income. The Company had net income of $1.5 million or $0.65 per diluted share, and $4.5 million or $1.92 per diluted share, for the three and nine months ended June 30, 2005 as compared to net income of $1.4 million or $0.60 per diluted share, and $4.5 million or $1.90 per diluted share, for the three and nine month periods ended June 30, 2004, respectively.

Total Interest Income. Total interest income increased $1.7 million or 23.0% and $4.6 million or 20.8% for the three and nine months ended June 30, 2005, respectively, as compared to the same periods ended June 30, 2004. The average balance of loans increased in the 2005 periods as compared to the 2004 periods, which were partially offset by a decrease in the average yield on loans to 6.23% for the nine months ended June 30, 2005, from 6.49% for the same period in 2004. Average yield on loans for the quarters ended June 30, 2005 and 2004 were 6.27% and 6.37%, respectively. Interest income also increased as a result of loans acquired through a merger with St. Landry Financial Corporation in July of 2004.

Total Interest Expense. Total interest expense increased $832,000 or 25.9% and $2.2 million or 22.6%, respectively, for the three and nine month periods ended June 30, 2005 primarily due to an increase in average balances and interest rates paid on deposits.

Net Interest Income. Net interest income increased $899,000 or 20.8% and $2.4 million or 19.4% for the three and nine month periods ended June 30, 2005, as compared to the same periods ended June 30, 2004. Interest rates paid on deposits continued to increase during the periods as a result of higher market interest rates. Additionally, the Company completed a merger with St. Landry Financial Corporation in July of 2004 which resulted in an increase of loans and deposits.

Provision for Loan Losses. The provisions for loan losses were $45,000 and $105,000 for the three and nine month periods ended June 30, 2005, as compared to $15,000 and $45,000 for the same periods in 2004.

Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate. These estimates are made at least every quarter and there has been no significant changes in the Company's estimation methods during the current period.

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

Non-Interest Income. Total non-interest income increased $556,000 and $857,000 for the three and six month periods ended June 30, 2005, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2004. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts. During the quarter the Bank realized a gain on the sale of mortgage loans in the amount of $55,000 which is included in non-interest income.

Non-Interest Expense. Total non-interest expense increased $1.2 and $3.2 million, respectively, during the three and nine months ended June 30, 2005, as compared to the same periods in 2004 due primarily to higher personnel costs resulting from expanded hours and new branches opened in the Baton Rouge and Lafayette markets.

Income Tax Expense. Income taxes remained relatively stable for the three and nine months periods.

Liquidity and Capital Resources

Under current OTS regulations, the Bank is required to maintain certain levels of capital. As of June 30, 2005, the Bank was in compliance with its three regulatory capital requirements as follows:


                                               Amount             Percent
                                               ------             -------
                                           (In thousands)

Tangible capital......................         $53,927             7.83%
Tangible capital requirement..........          13,779             2.00%
                                               -------            -----
Excess over requirement...............         $40,148             5.83%
                                               =======            =====

Core capital..........................         $53,927             7.83%
Core capital requirement..............          27,557             4.00%
                                               -------            -----
Excess over requirement...............         $26,370             3.83%
                                               =======            =====

Risk based capital....................         $58,049            13.86%
Risk based capital requirement........          33,511             8.00%
                                               -------            -----
Excess over requirement...............         $24,538             5.86%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and repayments of loan and mortgage-backed principal. The Bank also utilizes advances from the Federal Home Loan Bank of Dallas for its investment and lending activities. As of June 30, 2005, such borrowed funds totaled $115.8 million. Loan payments, maturing investments and mortgage- backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2004.

Key Operating Ratios

                                          At or For the       At or For the
                                        Three Months Ended  Nine Months Ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                        2005(1)    2004(1)  2005(1)   2004(1)
                                        -------    -------  -------   -------
                                           (Unaudited)         (Unaudited)
Return on average assets..............   0.87%      0.98%    0.88%     1.07%
Return on average equity..............   9.93%      9.75%    9.94%    10.51%
Average interest rate spread..........   3.02%      2.96%    2.99%     2.98%
Nonperforming assets to total assets..   0.57%      0.21%    0.49%     0.21%
Nonperforming loans to total loans....   0.65%      0.26%    0.65%     0.26%
Average net interest margin...........   3.25%      3.20%    3.21%     3.24%
Tangible book value per share......... $25.22     $25.49   $25.22    $25.49

--------------------------------
(1) Annualized where appropriate.

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

                     TECHE HOLDING COMPANY AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2005. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2005:




                                     ISSUER PURCHASES OF EQUITY SECURITIES


                          (a) Total                          (c) TotalNumber of         (d) Maximum Number (or
                          Number of        (b) Average         Shares (or Units)       Approximate Dollar Value) of
                          Shares (or        Price Paid       Purchased as Part of     Shares (or Units) that May yet
                            Units           per Share         Publicly Announced       Be Purchased Under the Plans
     Period               Purchased         (or Unit)         Plans or Programs                or Programs
-----------------      -------------     -------------      ---------------------    -------------------------------



April 1-30, 2005              -0-                -0-                   -0-                          39,500

May 1-31, 2005                -0-                -0-                   -0-                          39,500

June 1-30, 2005             5,000            $36.40                  5,000                          67,000

Total                       5,000            $36.50                  5,000                          67,000



          The total number of shares repurchased during the quarter was directly related to the Company's stock repurchase plan announced March 26, 2004 authorizing the repurchase of up to 116,000 shares, or 5%, of the Company's outstanding stock. There was no expiration date for the authorized repurchase under this plan.

          On June 16, 2005, the Company terminated its previous repurchase plan and announced a new stock repurchase plan authorizing the repurchase of up to 67,000 shares, or 3%, of the Company's outstanding stock. The repurchase plan expires on December 31, 2006.

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


                                TECHE HOLDING COMPANY



Date: August 15, 2005           By:  /s/Patrick O. Little
                                     -----------------------------------
                                     Patrick O. Little
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 15, 2005           By:  /s/J. L. Chauvin
                                     -----------------------------------
                                     J. L. Chauvin
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)