Form 10-Q/A
period 2005-06-30
TECHE HOLDING CO
filed 2005-08-17
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2005
                                ------------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    -------------------------

                        Commission file number 001-13712
                                               ---------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---

         Indicate by check mark whether the registrant is  an  accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2005.

             Class                                     Outstanding
---------------------------                           -------------
$.01 par value common stock                             2,237,639

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended June 30, 2005 is being filed to amend only the information included under the caption "Liquidity and Capital Resources" as contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Form 10-Q as originally filed on August 15, 2005 inadvertently reported regulatory capital compliance as of March 31, 2005. The corrected information included in this Amendment No. 1 presents the regulatory capital compliance as of June 30, 2005. Regulatory capital compliance at June 30, 2005 was not materially different from the Bank's regulatory capital compliance at March 31, 2005.


Liquidity and Capital Resources

         Under current OTS regulations, the Bank is required to maintain certain levels of capital. As of June 30, 2005, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                    Amount          Percent
                                                    ------          -------
                                                (In thousands)

Tangible capital.........................             $54,389         8.09%
Tangible capital requirement.............              13,444         2.00%
                                                      -------         ----
Excess over requirement..................             $40,945         6.09%
                                                      =======         ====

Core capital.............................             $54,389         8.09%
Core capital requirement.................              26,887         4.00%
                                                      -------         ----
Excess over requirement..................             $27,502         4.09%
                                                      =======         ====

Risk based capital.......................             $58,522        13.26%
Risk based capital requirement...........              32,817         8.00%
                                                      -------         ----
Excess over requirement..................             $25,705         5.26%
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



                                  TECHE HOLDING COMPANY


Date: August 17, 2005             By: /s/Patrick O. Little
                                      ------------------------------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: August 17, 2005             By: /s/J. L. Chauvin
                                      ------------------------------------------
                                      J. L. Chauvin
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)