Form 10-K
period 2005-09-30
TECHE HOLDING CO
filed 2005-12-29
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005

                                     - or -

|_| Transition Report pursuant to section 13 OR 15(d) of the Securities Exchange Act of 1934
         For the transition period from               to
                                        -------------    -------------

                           Commission Number: 1-13712
                                              -------

                             TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Louisiana                                                72-1287456
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana                      70538
---------------------------------------------                      -----
(Address of principal executive offices)                          Zip Code


Registrant's telephone number, including area code:            (337) 828-3212
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on which Registered
      -------------------              -----------------------------------------
      Common Stock, par value                   American Stock Exchange
      $.01 per share

Securities registered pursuant to Section 12(g) of the Act:    None
                                                             --------

         Indicate  by check  mark if the  registrant  is a  well-known  seasoned
issuer, as defined in Rule 405 of the Securities Act.   YES     NO  X
                                                            ---    ---

         Indicate  by  check  mark if the  registrant  is not  required  to file
reports pursuant to Section 13 or Section 15(d) of the Act.   YES     NO  X
                                                                  ---    ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2). YES      NO  X
                                             ---     ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined by Rule 12b-2 of the Exchange Act). YES      NO  X
                                                ---     ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on March 31, 2005, was $59.7 million.

         As of December 13, 2005 there were issued and outstanding 2,284,003 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2005. (Parts I, II and IV)
2. Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

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

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge and St. Landry Parishes, Louisiana (the "primary market area"). At September 30, 2005, Teche Federal conducted its business from its office in New Iberia, Louisiana, and eighteen branch offices in the following cities: Baton Rouge (two offices), Bayou Vista (one office), Breaux Bridge (one office), Eunice (one office), Franklin (one office), Houma (two offices), Lafayette (three offices), Morgan City (one office), New Iberia (three offices), Opelousas (one office), Prairieville (one office) and Thibodaux (one office), all within Louisiana.


         The Company and the Bank are subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC").

Market Area/Competition

         Teche Federal's home office is located in Franklin, St. Mary Parish, Louisiana. The Bank also has branch offices in the Parishes of Iberia, St. Martin, Lafayette, Terrebonne, Lafourche, St. Landry, East Baton Rouge and Ascension, Louisiana.

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

Lending Activities

         The Bank's lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank's primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, alternative mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and commercial loan portfolios, consumer loans and alternative mortgage loans for retention in the Company's loan portfolio. Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank's standard loan underwriting criteria. At September 30, 2005, SmartGrowth Loans totaled $300.4 million or 60.9% of total loans.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                             At September 30,
                                         -------------------------------------------------------------------------------------------
                                             2005             2004               2003                2002                2001
                                         ---------------  ---------------    ---------------    ---------------     ----------------
                                                Percent          Percent            Percent            Percent              Percent
                                         Amount of Total  Amount of Total    Amount of Total    Amount of Total     Amount  of Total
                                         ------ --------  ------ --------    ------ --------    ------ --------     ------  --------
                                                                         (Dollars in Thousands)
Residential real estate mortgage loans:
  One- to four-family...............  $298,229   60.45% $313,175   65.77% $ 242,726   67.23%  $253,668    71.60%  $293,435    76.21%
  Construction/permanent loans......    13,308    2.70    16,713    3.51     13,546    3.75      8,814     2.49      8,908     2.31
  Multi-family......................    19,636    3.98     7,503    1.58      6,854    1.90      5,804     1.64      1,107     0.29
Commercial real estate loans........    46,877    9.50    32,342    6.79     19,786    5.48      7,792     2.20     10,775     2.80
Commercial non-real estate loans....    10,607    2.15     7,756    1.63      3,457    0.96      3,295     0.93         --       --
Land loans..........................    13,991    2.84    11,758    2.47      7,743    2.14      8,750     2.47      9,161     2.38
Consumer loans:
  Home equity loans ................    49,348   10.00    45,259    9.51     41,770   11.57     40,779    11.51     36,039     9.36
  Loans on savings accounts.........     5,111    1.04     4,184    0.88      4,247    1.18      3,978     1.12      4,536     1.18
  Mobile home loans.................    25,439    5.16    22,528    4.73     14,693    4.08     12,972     3.66     10,426     2.71
  Other.............................    10,767    2.18    14,913    3.13      6,164    1.71      8,437     2.38     10,625     2.76
                                      --------   -----  --------   -----  ---------   -----   --------    -----   --------    -----
       Total loans..................   493,313  100.00%  476,131  100.00%   360,986  100.00%   354,289   100.00%   385,012   100.00%
                                                ======            ======             ======              ======              ======
Less:
  Allowance for loan losses.........     5,151             4,365              3,397              3,459               3,436
  Deferred loan fees, net...........       346               439                459                207                 746
                                      --------          --------          ---------           --------            --------
        Net loans...................  $487,816          $471,327          $ 357,130           $350,623            $380,830
                                      ========          ========          =========           ========            ========

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's residential construction and commercial real estate loan portfolio at September 30, 2005. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.


                                                        Residential
                                                       Construction/  Commercial
                                                         Permanent   Real Estate
                                                         ---------   -----------
                                                            (In Thousands)

        Amounts due:
          1 year or less...............................    $ 6,074     $ 6,277
          After 1 year:
            1 year to 5 years..........................          -       9,485
            More than 5 years..........................      7,234      31,115
                                                           -------     -------

              Total due after September 30, 2006.......    $ 7,234     $40,600

              Total amount due.........................    $13,308     $46,877
                                                           =======     =======


         The  following  table  sets  forth the  dollar  amount  of  residential construction/permanent loans and commercial real estate loans due after September 30, 2006 that have pre-determined interest rates and that have floating or adjustable interest rates.


                                                          Floating or
                                                 Fixed    Adjustable
                                                 Rates      Rates      Total
                                                 -----      -----      -----
                                                       (In Thousands)

       Residential construction/permanent...    $ 4,115    $ 3,119    $ 7,234
       Commercial real estate...............     25,306     15,294     40,600
                                                -------    -------    -------
             Total..........................    $29,421    $18,413    $47,834
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

         The Bank offers  fixed-rate  and  adjustable-rate  mortgage  loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $21.2 million of fixed-rate mortgage loans during the year ended September 30, 2005.

         Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet the Bank's standard loan underwriting criteria due to, among other things, higher loan to value ratios, lack of private mortgage insurance, weaker credit characteristics of the borrower, absence of credit history or the non-conforming nature of the property securing the loan. Because these loans may have higher credit risks, they also provide higher yields to the Bank. The Bank attempts to minimize the credit risk by ensuring that the borrowers meet some of the Bank's standard underwriting criteria and securing such loans only by residential real estate. At September 30, 2005, alternative mortgage loans comprised $85.5 million, or 17.4%, of the total loan portfolio.

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

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2005 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $14.3 million, with no single loan larger than $4.8 million.

         Commercial Non-real Estate Loans. At September 30, 2005, the Bank had $10.6 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank's market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

         Land Loans. At September 30, 2005, the Bank had $14.0 million invested in residential lot loans to individuals.

         Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2005, home equity mortgage loans totaled $49.4 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

         Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

         Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2005, the Bank had $5.1 million of loans secured by deposits.

         Teche Federal also originates automobile and mobile home loans. At September 30, 2005, the Bank had $7.4 million and $25.4 million of automobile and mobile home loans, respectively.

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

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $8.5 million as of September 30, 2005.

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

                                                                                         At September 30,
                                                                  -----------------------------------------------------------
                                                                    2005         2004         2003         2002         2001
                                                                    ----         ----         ----         ----         ----
                                                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family residences...   $3,283       $  989       $  633       $  919       $  294
   All other mortgage loans....................................      100          911          114          216           71
 Consumer......................................................      541          558          225          440          300
                                                                  ------       ------       ------       ------       ------
      Total....................................................   $3,924       $2,458       $  972       $1,575       $  665
                                                                  ======       ======       ======       ======       ======
Accruing loans which are contractually past
 due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ...............................................   $  852       $1,391       $    -       $    -       $    -
   All other mortgage loans....................................       75           48          733          736            -
 Consumer......................................................      145           10            -            -            -
                                                                  ------       ------       ------       ------       ------
      Total....................................................   $1,072       $1,449       $  733       $  736       $    -
                                                                  ======       ======       ======       ======       ======
Total non-performing loans.....................................   $4,996       $3,907       $1,705       $2,311       $  665
                                                                  ======       ======       ======       ======       ======

Real estate owned..............................................   $  270       $  194       $  269       $  580       $  282
                                                                  ======       ======       ======       ======       ======
Total non-performing assets....................................   $5,266       $4,101       $1,974       $2,891       $  947
                                                                  ======       ======       ======       ======       ======
Total non-performing loans to total loans
  outstanding before allowance.................................     1.01%        0.82%        0.47%        0.65%        0.18%
                                                                  ======       ======       ======       ======       ======
Total non-performing loans to total assets.....................     0.74%        0.60%        0.32%        0.45%        0.14%
                                                                  ======       ======       ======       ======       ======
Total non-performing assets to total assets....................     0.78%        0.63%        0.37%        0.56%        0.21%
                                                                  ======       ======       ======       ======       ======

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2005.

         Potential Problem Loans. In August and September of 2005, the southern coastal areas in the State of Louisiana were struck by two major hurricanes. The Company's primary market area generally was on the outskirts of both storms and avoided a direct hit. However, the Company has identified affected borrowers within its portfolio. Borrowers have been affected by the hurricanes either from property damage, job losses or both.

         In accordance with directives received from bank regulatory agencies regarding disaster relief, management has adopted a policy of allowing forbearance and waivers of late fees from affected borrowers. Management has contacted its borrowers in the affected areas to determine their needs for possible forbearance. Forbearance generally includes postponing loan payments for initially up to three months and also include in an extension of loan maturities.

         The principal amount of loans outstanding under the forbearance program is not included in the nonaccrual and past due loans in the table above. The loans are considered current under the forbearance terms. As of December 27, 2005, loans under forbearance terms were primarily 1-4 family mortgage loans and consumer loans and totaled approximately $3.6 million.

         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 2005, the Bank had REO with a net balance of $270.

         Allowances for Loan Losses. The allowance for loan losses is a valuation allowance available for losses incurred on loans. Any losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is probable to occur. Recoveries are credited to the allowance at the time of recovery.

         Periodically during the year management estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio. Based on the estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb such losses.

         The hurricanes that struck the South Louisiana coastal areas in August and September impacted some of the Bank's borrowers and the underlying collateral. An assessment of the effects of these hurricanes is ongoing. Management has contacted the borrowers in the affected areas to determine their need for possible forbearance, which the Bank offers, to its affected borrowers. Forbearance generally includes postponing loan payments for initially up to the three (3) months and may result in an extension of loan maturities as a result of these efforts.

         Management's judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, known the inherent risks in the loan portfolio, and the present level of the allowance; results of examination of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral.

         It should be understood that estimates of loan losses involve an exercise of judgment. While it is possible that is particular periods the Company may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance of loan losses reflected in the consolidated balance sheets is adequate to absorb losses in the existing loan portfolio.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The change in allocation from September 30, 2004 to September 30, 2005 reflects the relative balances at year end of each loan category as well as management's assessment at year end of the risk characteristics of each loan category.

                                                                           At September 30,
                                ----------------------------------------------------------------------------------------------------
                                      2005                2004                2003                2002                2001
                                -------------------  ------------------- -------------------  ------------------  ------------------
                                        Percent of           Percent of          Percent of          Percent of          Percent of
                                         Loans to             Loans to            Loans to            Loans to            Loans to
                                Amount  Total Loans  Amount  Total Loans Amount  Total Loans  Amount Total Loans  Amount Total Loans
                                ------  -----------  ------  ----------- ------  -----------  ------ -----------  ------ -----------
                                                                        (Dollars in Thousands)
At end of year allocated to:
One- to four-family........... $ 1,978      60.45%  $ 1,385      65.77% $ 1,112       67.23% $ 1,866     71.60%  $ 2,595    76.21%
Multi-family and commercial
  real estate.................   1,447      13.48     1,300       8.37    1,106        7.38      350      3.84       114     3.09
Construction..................      50       2.70        50       3.51       62        3.75        5      2.49        15     2.31
Home equity...................     658      10.00       675       9.51      515       11.57      562     11.51       386     9.36
Consumer and other loans......   1,018      13.37       955      12.84      602       10.07      676     10.56       326     9.03
                               -------     ------   -------     ------  -------      ------  -------    ------   -------   ------
Total allowance(1)............ $ 5,151     100.00%  $ 4,365     100.00% $ 3,397      100.00% $ 3,459    100.00%  $ 3,436   100.00%
                               =======     ======   =======     ======  =======      ======  =======    ======   =======   ======

________________________
(1)  Includes specific reserves for assets classified as loss.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                                    At September 30,
                                                          ------------------------------------------------------------------------
                                                            2005            2004            2003            2002            2001
                                                          --------        --------        --------        --------        --------
                                                                                  (Dollars in Thousands)

Total loans outstanding, net......................        $487,816        $471,327        $357,130        $350,623        $380,830
                                                          ========        ========        ========        ========        ========
Average loans outstanding.........................        $498,193        $404,379        $349,738        $364,676        $389,963
                                                          ========        ========        ========        ========        ========

Allowance balances (at beginning of year).........        $  4,365        $  3,397        $  3,459        $  3,436        $  3,630
                                                          --------        --------        --------        --------        --------
Acquisition......................................                -             973               -               -               -
                                                          --------        --------        --------        --------        --------
Provision........................................              950              60              75             205              80
                                                          --------        --------        --------        --------        --------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units.....................            (122)            (14)            (78)            (99)            (91)
  Construction loans..............................               -               -             (49)              -               -
  Multi-family and commercial
    real estate loans.............................               -               -             (20)             (1)            (10)
  Land loans.....................................              (16)             (2)              -              (1)              -
  Other...........................................             (39)            (99)           (168)           (114)           (185)
                                                          --------        --------        --------        --------        --------
      Total charge-offs...........................            (177)           (115)           (315)           (215)           (286)
Recoveries
  Residential real estate mortgage loans:
    One- to four-family units.....................               9              10              66               5               1
  Construction loans..............................               -               -               6               -               -
  Multi-family and commercial
     real estate loans............................               -               -               1               -               -
  Land loans......................................               1               -               -               -               -
  Other...........................................               3              40             105              28              11
                                                          --------        --------        --------        --------        --------
      Total recoveries............................              13              50             178              33              12
                                                          --------        --------        --------        --------        --------
  Net (charge-offs)...............................            (164)            (65)           (137)           (182)           (274)
                                                          --------        --------        --------        --------        --------
Allowance balance (at end of year)................        $  5,151        $  4,365        $  3,397        $  3,459        $  3,436
                                                          ========        ========        ========        ========        ========

Allowance for loan losses to total loans
  outstanding before allowance....................            1.04%           0.92%           0.94%           0.98%           0.89%
Net loans charged off as a percent of
  average loans outstanding before allowance......            0.03%           0.02%           0.04%           0.05%           0.07%

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

         The Company's investments in mortgage-backed securities and CMO's includes securities issued by government agencies, private issuers and financial institutions. At September 30, 2005, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal- only securities. The CMO's held by the Company at September 30, 2005 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2005, the Bank had CMO's with an aggregate estimated market value of $7.2 million, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.

                                                                 At September 30,
                                                      ---------------------------------------
                                                        2005           2004            2003
                                                      --------       --------        --------
                                                                  (In Thousands)

      Investment securities issued by U.S.
        government agencies and corporations........  $  3,178       $  3,224        $  3,236
      FHLB Stock....................................     6,567          8,561           6,477
      Mortgage-backed securities....................    84,332         91,255         115,899
      ARM mutual fund...............................    15,560         15,264          10,139
      CMO's.........................................     7,183          9,442             329
      Municipal obligations.........................        38             38              38
      Equity securities.............................     1,459          1,352               6
                                                      --------       --------        --------
         Total investment and mortgage-backed
            securities..............................   118,317        129,136         136,124
      Interest-bearing deposits.....................    18,666          2,382           1,622
                                                      --------       --------        --------
         Total investments..........................  $136,983       $131,518        $137,746
                                                      ========       ========        ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2005.

                                                              As of September 30, 2005
                       -------------------------------------------------------------------------------------------------------------
                                                                                   More than
                        One Year or Less  One to Five Years Five to Ten Years      Ten Years            Total Investments
                       ----------------- ----------------- ------------------- --------------- -------------------------------------
                       Amortized Average Amortized Average Amortized Average Amortized Average Amortized Average  Carrying    Market
                          Cost    Yield    Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield    Value      Value
                          ----    -----    ----     -----    ----     -----    ----     -----    ----     -----    -----      -----
                                                               (Dollars in Thousands)
Investment securities
 issued by U.S.
 government agencies
 and corporations...... $     -       -% $    -        -%  $ 3,275    4.10%  $      -       -% $  3,275    4.10%  $  3,178  $  3,178
Mortgage-backed
 securities available
 for sale(1)...........       -       -   3,430     3.21    14,410    3.98    33,690     3.55    51,530    3.65     50,073    50,073
Mortgage-backed
 securities held-to-
 maturity..............       -       -       -        -     9,873    4.28    24,386     4.84    34,259    4.68     34,259    33,608
ARM mutual fund........  15,873    3.80       -        -         -       -         -        -    15,873    3.80     15,560    15,560
CMO's(1)...............       -       -       -        -         -       -     7,364     4.46     7,364    4.46      7,183     7,183
FHLB stock.............       -       -       -        -         -       -         -        -     6,567    3.93      6,567     6,567
Municipal
  obligations(2).......       -       -       -        -        38    4.75         -        -        38    4.75         38        38
Equity securities......       -       -       -        -         -       -         -        -     1,532    1.71      1,459     1,459
                        -------    ----  ------     ----   -------    ----   -------     ----  --------    ----   --------  --------
      Total............ $15,873    3.80% $3,430     3.21%  $27,596    4.10%  $65,440     4.13% $120,438    4.02%  $118,317  $117,666
                        =======    ====  ======     ====   =======    ====   =======     ====  ========    ====   ========  ========

________________________
(1)  Does not assume prepayments.
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $224.6 million at September 30, 2005.

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

         Non-interest bearing demand accounts constituted $39.8 million, or 7.7% of the Bank's deposit portfolio at September 30, 2005. Money market accounts and NOW accounts constituted $129.9 million, or 25.2% of the Bank's deposit portfolio at September 30, 2005. Regular savings accounts constituted $54.9 million, or 10.6% of the Bank's deposit portfolio at September 30, 2005. Certificates of deposit constituted $291.4 million or 56.5% of the deposit portfolio, including $96.8 million of which had balances of $100,000 and over. As of September 30, 2005, the Bank had no brokered deposits.

         Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2005.


                                             Certificates           Weighted
                                              of Deposit         Interest Rate
                                              ----------         -------------
                                            (In Thousands)
      Maturity Period:
      3 months or less....................     $14,799                $3.23%
      Over 3 through 6 months.............      14,619                 3.06
      Over 6 through 12 months............      27,276                 3.34
      Over 12 months......................      40,184                 3.57
                                               -------                -----
      Totals..............................     $96,878                $3.37%
                                               =======                =====

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2005, Teche Federal had $93.4 million in advances outstanding from the FHLB of Dallas.

         The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:

                                                     At or For the Year Ended September 30,
                                                     --------------------------------------
                                                          2005        2004        2003
                                                        -------     -------     -------
                                                             (Dollars in Thousands)
    FHLB advances:
      Average balance outstanding...................... $33,961     $31,377     $ 5,736
      Maximum amount outstanding at any
         month-end during the year.....................  65,059      58,000      19,649
      Balance outstanding at end of year...............  15,962      58,000      19,649
      Weighted average interest rate during the year...    3.38%       1.97%       4.97%
      Weighted average interest rate at end of year....    4.69%       2.32%       2.42%

Subsidiary Activity

         The only subsidiary of the Company is Teche Federal Bank.

         As of September 30, 2005, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") and the net book value of the Bank's investment in stock, unsecured loans and conforming loans in its service corporation was $77,172. FISI was inactive at September 30, 2005.

Personnel

         As of September 30, 2005, the Bank had 213 full-time and 82 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 2005.

                                                                                NPV as % of PV
                                             Net Portfolio Value                   of Assets
                                         ---------------------------       -----------------------
         Change                                                             NPV
       in Rates(1)      $ Amount         $Change(2)        %Change(3)      Ratio(4)       Change(5)
       -----------      --------         ----------        ----------      --------       ---------
                                                   (Dollars in Thousands)
         +300 bp          54,908           -23,683           -30%            8.40%         -288 bp
         +200 bp          64,296           -14,295           -18%            9.61%         -167 bp
         +100 bp          72,471            -6,120            -8%           10.60%          -68 bp
            0 bp          78,591                                            11.28%
         -100 bp          80,734            +2,143            +3%           11.43%          +15 bp
         -200 bp          78,307              -284             0%           11.00%          -28 bp


(1)  The -300bp scenarios are not shown due to low interest rate environment.
(2) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(3) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(4)  Calculated as the estimated NPV divided by average total assets.
(5) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

                                                             September 30,  September 30,
                                                                 2005          2004
                                                             -------------  ------------
*** RISK MEASURES: +200 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets ..........         11.28%      10.42%
Exposure Measure: Post-Shock NPV Ratio .................          9.61%       9.49%
Sensitivity Measure: Change in NPV Ratio ...............         167 bp       93 bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets .....................          2.05%       1.35%

         As the table shows, increases and decreases in interest rates would result in net decreases in the Bank's NPV. The Bank's NPV decreases by 18.2% if interest rates increase by 200 basis points. Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2005, the Bank was in compliance with its QTL requirement with 83.07% of its assets invested in QTIs.

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

Item 2. Description of Properties
---------------------------------

Properties

         The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and fourteen offices. The Bank's total investment in office property and equipment was $28.5 million with a net book value of $18.9 million at September 30, 2005. The Bank currently operates automated teller machines at most of its branch offices.

Item 3. Legal Proceedings
-------------------------

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

Item 4. Submission of Matters to a Vote of Security-Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the heading "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2005 ("Annual Report") and is incorporated herein by reference.

         Set  forth  below  is   information   regarding  the  Company's   stock
repurchases during the fourth quarter of the fiscal year ended September 30, 2005.

                                       ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------

                                 (a)              (b)                    (c)                              (d)
                               Total                               Total  Number of                  Maximum Number
                              Number of         Average            Shares (or Units)            (or Approximate Dollar
                                Shares         Price Paid        Purchased as Part of        Value) of Shares (or Units)
                              (or Units)       per Share          Publicly Announced          that May Yet Be Purchased
          Period              Purchased        (or Unit)           Plans or Programs         Under the Plans or Programs
---------------------------------------------------------------------------------------------------------------------------
July 1-31, 2005                 3,000            38.75                   3,000                          64,000
---------------------------------------------------------------------------------------------------------------------------
August 1-31, 2005                 -                -                       -                            64,000
---------------------------------------------------------------------------------------------------------------------------
September 1-30, 2005            10,000           38.85                  10,000                          54,000
---------------------------------------------------------------------------------------------------------------------------
Total                           13,000                                  13,000                          54,000
---------------------------------------------------------------------------------------------------------------------------


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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         See the information that appears under the heading "Net Portfolio Value Analysis - Interest Rate Risk" in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         The Consolidated Financial Statements of Teche Holding and its subsidiaries, together with the report thereon by Dixon Hughes PLLC, and the supplementary financial information appear in the Annual Report and are incorporated herein by reference.

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

Item 9B. Other Information
--------------------------

         Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held in January 2006 (the "Proxy Statement") which is incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth below is  information  as of  September  30, 2005 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION

                                                      (a)                  (b)                      (c)
                                                                                                  Number of
                                                                                                  securities
                                             Number of securities       Weighted-average        remaining available for
                                               to be issued upon       exercise price of         future issuance under
                                                  exercise of             outstanding          equity compensation plans
                                             outstanding options,      options, warrants         (excluding securities
                                             warrants and rights          and rights            reflected in column (a))
                                             -------------------          ----------            ------------------------
Equity compensation plans
  approved by shareholders(1) (2)........            $208,514              $30.45                         233,659
Equity compensation plans
  not approved by shareholders(3)........              36,382               18.88                           4,800
     TOTAL..............................             $244,896              $28.73                         238,459

____________
(1) Plans approved by stockholders include the Teche Holding Company 2001 Stock-Based Incentive Plan.
(2) Includes 33,659 shares remaining available for grant under the Teche Holding Company 2001 Stock-Based Incentive Plan, which permits up to 15% of the 250,000 shares reserved for issuance under the plan to be awarded as restricted stock instead of options. During the year ended September 30, 2005, awards of 104,400 shares were made under this plan.
(3) Plans not approved by stockholders include the Teche Holding Company 1997 Stock Option Plan, the Teche Holding Company 1998 Stock Option Plan, the Teche Holding Company Stock Option Agreement with Scott Sutton and the Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton. For information regarding the material features of these plans, see Note 16 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a) The following documents are filed as a part of this report:

         (1) The following financial statements and the independent auditors' report included in the Annual Report are incorporated herein by reference:


                Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of September 30, 2005 and 2004 Consolidated Statements of Income For the Years Ended
                    September 30, 2005, 2004 and 2003
                Consolidated Statements of Stockholders' Equity
                    for the Years Ended September 30, 2005, 2004 and 2003
                Consolidated Statements of Cash Flows for the Years Ended
                    September 30, 2005, 2004 and 2003
                Notes to Consolidated Financial Statements

         The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

         (2) Other than Exhibit 23.2, Reissued Report of Predecessor Independent Auditor, all schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)      Exhibits

                  (a) The following exhibits are filed as part of this report:

                  3.1      Articles of Incorporation of Teche Holding Company*
                  3.2      Bylaws of Teche Holding Company*
                  4        Stock Certificate of Teche Holding Company*
                  10.1     Teche Federal Savings Bank Management Stock Plan**
                  10.2     Teche Holding Company 1995 Stock Option Plan**
                  10.3     Teche Holding Company 1997 Stock Option Plan***
                  10.4     Teche Holding Company 1998 Stock Option Plan***
                  10.5     Teche Holding Company Stock Option Agreement with Scott Sutton****
                  10.6     Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
                  10.7     Teche Holding Company 2001 Stock-Based Incentive Plan*****
                  10.8     Teche  Holding  Company  2004 Stock-Based Incentive Plan******
                  11       Statement regarding computation of earnings per share
                           (see Note 14 to the Consolidated Financial Statements
                           in the Annual Report)
                  13       Annual Report to Stockholders for the fiscal year ended  September  30, 2005
                  21       Subsidiary  of the Registrant  (see  "Item  1  Business  -  Subsidiary  Activity" herein)



                  23.1     Consent of Dixon  Hughes PLLC, Independent Registered Public Accounting Firm
                  23.2     Reissued  Report of  Predecessor Independent Auditor
                  31       Certifications  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

******Incorporated  herein   by  reference  to Exhibit  4.1 to the  Registrant's
      Registration Statement on Form S-8, filed with the Commission on May 25, 2005, Registration No. 333-125218.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TECHE HOLDING COMPANY


Dated:  December 29, 2005                 By: /s/ Patrick O. Little
                                              ----------------------------------
                                              Patrick O. Little
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 2005.

By:      /s/ Patrick O. Little                                By:  /s/ J. L. Chauvin
         ------------------------------------------                ---------------------------------------
         Patrick O. Little                                         J. L. Chauvin
         President, Chief Executive Officer                        Director, Vice President and Treasurer
           and Chairman of the Board                               (Principal Financial Officer)
         (Principal Executive Officer)



By:                                                           By:  /s/ Donelson T. Caffery, Jr.
         ------------------------------------------                ---------------------------------------
         Robert Earl Mouton                                        Donelson T. Caffery, Jr.
         Director                                                  Director



By:      /s/ Mary Coon Biggs                                  By:
         ------------------------------------------                ---------------------------------------
         Mary Coon Biggs                                           Christian L. Olivier
         Director                                                  Director



By:      /s/ W. Ross Little, Jr.                              By:  /s/ Henry L. Friedman
         ------------------------------------------                ---------------------------------------
         W. Ross Little, Jr.                                       Henry L. Friedman
         Director and Secretary                                    Director



By:      /s/ Thomas F. Kramer M.D.                            By:  /s/ Robert Judice, Jr.
         ------------------------------------------                ---------------------------------------
         Thomas F. Kramer, M.D.                                    Robert Judice, Jr.
         Director                                                  Director