Form 10-Q
period 2005-12-31
TECHE HOLDING CO
filed 2006-02-17
CIK 934538

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ----------------
                           FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              December 31, 2005
                               -------------------------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                   Commission file number   0-25538
                                            -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                      72-128746
----------------------------                ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

211 Willow Street, Franklin, Louisiana                    70538
----------------------------                ------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code    (337) 365-0366
                                                      --------------

                                      N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes [X]   No [ ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).                 Yes [ ]   No [X]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).                     Yes [ ]   No [X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 16, 2006.

                  Class                                  2,266,053
       ---------------------------                   ------------------
       $.01 par value common stock                   Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................1
Item 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................................9
Item 3.    Quantitative and Qualitative Disclosures about Market Risk........13
Item 4.    Controls and Procedures...........................................13

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................14
Item 1A.   Risk Factors......................................................14
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......14
Item 3.    Defaults Upon Senior Securities...................................15
Item 4.    Submission of Matters to a Vote of Security Holders...............15
Item 5.    Other Information.................................................15
Item 6.    Exhibits..........................................................15

SIGNATURES...................................................................16

                        TECHE HOLDING COMPANY
                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           At             At
                                                                                      December 31,   September 30,
                                                                                          2005           2005*
                                                                                      -----------    -------------
ASSETS
Cash and due from banks .............................................................   $  16,206    $  14,008
Interest-bearing deposits ...........................................................      34,936       18,666
Securities available-for-sale, at estimated
 fair value (amortized cost of $75,211 and $79,612) .................................      73,060       77,491
Securities held-to-maturity-at amortized cost (estimated market value of $31,699 and
$33,608) ............................................................................      32,586       34,259
Loans receivable, net of allowance for loan losses
 of $4,780 and $5,151 ...............................................................     482,184      487,816
Accrued interest receivable .........................................................       2,524        2,604
Investment in Federal Home Loan Bank stock, at cost .................................       5,235        6,567
Real estate owned, net ..............................................................       1,570          270
Prepaid expenses and other assets ...................................................       2,214        2,218
Goodwill ............................................................................       3,647        3,647
Life insurance contracts ............................................................      10,489       10,357
Premises and equipment, at cost, less accumulated depreciation ......................      18,759       18,919
                                                                                        ---------    ---------
   TOTAL ASSETS .....................................................................   $ 683,410    $ 676,822
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ............................................................................   $ 528,562    $ 516,052
Advances from Federal Home Loan Bank ................................................      86,456       93,409
Advance payments by borrowers for taxes and insurance ...............................       2,125        1,468
Accrued interest payable ............................................................         949          843
Accounts payable and other liabilities ..............................................       3,686        3,712
                                                                                        ---------    ---------
   Total liabilities ................................................................     621,778      615,484
                                                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,593,381 and 4,577,723 shares issued .................................          46           46
 Preferred stock, 5,000,000 shares authorized;
  none issued .......................................................................           -            -
 Additional paid in capital .........................................................      48,879       48,458
 Retained earnings ..................................................................      54,923       53,893
 Unearned ESOP shares ...............................................................        (107)        (143)
 Treasury stock (2,327,328 and 2,287,328 shares, at cost) ...........................     (40,711)     (39,537)
 Accumulated other comprehensive loss ...............................................      (1,398)      (1,379)
                                                                                        ---------    ---------
   Total stockholders' equity .......................................................      61,632       61,338
                                                                                        ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................   $ 683,410    $ 676,822
                                                                                        =========    =========

_____________________
See Notes to Unaudited Consolidated Financial Statements.

*Derived from Audited Financial Statements.

                        TECHE HOLDING COMPANY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                              For the Three Months Ended
                                                    December 31,
                                              --------------------------
                                                    2005    2004
                                                  ------   ------
INTEREST INCOME:
 Interest and fees on loans ....................   $7,883   $7,511
 Interest and dividends on investments..........    1,167    1,072
 Other interest income .........................      316       18
                                                   ------   ------
   Total interest income .......................    9,366    8,601
                                                   ------   ------
INTEREST EXPENSE:
 Deposits ......................................    2,893    2,034
 Advances from Federal Home Loan Bank...........    1,111    1,672
                                                   ------   ------
   Total interest expense ......................    4,004    3,706
                                                   ------   ------
NET INTEREST INCOME ............................    5,362    4,895
PROVISION FOR LOAN LOSSES ......................       45       30
                                                   ------   ------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................    5,317    4,865
                                                   ------   ------

NON-INTEREST INCOME:
 Service charges ...............................    2,649    2,296
 Other income ..................................      405      212
                                                   ------   ------
   Total non-interest income ...................    3,054    2,508
                                                   ------   ------

NON-INTEREST EXPENSE:
 Compensation and employee benefits ............    2,952    2,608
 Occupancy equipment and data
   processing expense ..........................    1,280    1,079
 Marketing and professional ....................      760      760
 Other operating expenses ......................      979      782
                                                   ------   ------
   Total non-interest expense ..................    5,971    5,229
                                                   ------   ------
INCOME BEFORE INCOME TAXES .....................    2,400    2,144
INCOME TAXES ...................................      780      696
                                                   ------   ------
NET INCOME .....................................   $1,620   $1,448
                                                   ======   ======
BASIC INCOME PER COMMON SHARE ..................   $ 0.71   $ 0.65
                                                   ======   ======
DILUTED INCOME PER COMMON SHARE ................   $ 0.70   $ 0.62
                                                   ======   ======
DIVIDENDS DECLARED PER COMMON SHARE ............   $ 0.26   $ 0.22
                                                   ======   ======

See Notes to Unaudited Consolidated Financial Statements.
                                        2

                        TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)

                                                                      For The Three Months
                                                                       Ended December 31,
                                                                       ------------------
                                                                        2005        2004
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .......................................................   $  1,620    $  1,448
 Adjustments to reconcile net income to net cash provided by operating activities:
   Accretion of discount and amortization of premium on investments
    and mortgage-backed securities ................................         88         127
   Provision for loan losses ......................................         45          30
   Gain on sale of land ...........................................       (186)          -
   Depreciation ...................................................        341         290
   Excess tax benefits from share-based payment arrangements.......       (100)          -
   Decrease in accounts payable and other liabilities .............        (26)       (494)
   Increase in prepaid expenses and other assets ..................        (28)          -
   Change in accrued interest payable .............................        106           -
   Other items - net ..............................................       (154)       (136)
                                                                      --------    --------
     Net cash provided by operating activities ....................      1,706       1,265
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities available for sale ........................          -           -
 Principal repayments of securities available for sale ............      4,323       5,693
 Principal repayments of securities held to maturity ..............      1,662       2,299
 Net loan (originations/acquisitions) repayments ..................      7,819     (27,992)
 Purchase of loans ................................................     (3,126)          -
 Sale (purchase of) FHLB stock ....................................      1,332         (53)
 Proceeds from sale of land........................................        213           -
 Purchase of premises and equipment ...............................       (208)       (243)
                                                                      --------    --------
   Net cash used in investing activities ..........................     12,015     (20,296)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits .........................................     12,510      22,087
 Net decrease in FHLB advances ....................................     (6,953)     (1,277)
 Net increase/decrease in advance payments by borrowers for
  taxes and insurance .............................................        657        (911)
 Dividends paid ...................................................       (590)       (487)
 Excess tax benefits from share-based payment arrangements.........        100           -
 Proceeds from exercise of stock options...........................        197           -
 Purchase of common stock for treasury ............................     (1,174)     (1,587)
                                                                      --------    --------
   Net cash provided by financing activities ......................      4,747      17,825
                                                                      --------    --------

NET DECREASE IN CASH ..............................................     18,468      (1,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     32,674      15,362
                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $ 51,142    $ 14,156
                                                                      ========    ========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
 Transfer from loans to real estate owned .........................      1,300           -

See Notes to Unaudited Consolidated Financial Statements.

                        TECHE HOLDING COMPANY

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the three month period ended December 31, 2005, include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Bank (the "Bank"). The
     Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

NOTE 3 - INCOME PER SHARE

     Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2005 and 2004.

                                                               2005        2004
                                                            ---------   ---------
Weighted average number of common
 shares outstanding - used in computation
 of basic income per common share .......................   2,277,000   2,216,000
Effect of dilutive securities:
 Stock options and MSPs .................................      40,000     134,000
                                                            ---------   ---------
Weighted average number of common shares
 outstanding plus effect of dilutive securities - used in
 computation of diluted net income per common share .....   2,317,000   2,350,000
                                                            =========   =========

                                        4

NOTE 4 - COMPREHENSIVE INCOME

     Comprehensive  income  includes net income and other  comprehensive  income
     (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three months ended December 31, 2005 and 2004 (in thousands).

                                                          2005        2004
                                                         ------      ------
Net income...........................................    $1,620      $1,448
Other comprehensive loss, net of tax.................       (19)       (48)
Total comprehensive income...........................    $1,601      $1,400

NOTE 5 - STOCK BASED COMPENSATION

     Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 "Accounting for Stock
     Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," (APB No. 25)and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

     The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

     Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

     The Company has five share-based compensation plans in effect at December 31, 2005. The compensation cost that has been charged against income for those plans was approximately $91,000 for the three months ended December 31, 2005. The Company recorded a deferred tax benefit in the amount of $30,000 related to share-based compensation during the quarter ended December 31, 2005.

     In 1998, the Company implemented the 1998 Stock Option Plan which authorized the Board of Directors to grant up to 68,000 of stock options to employees, officers and directors of the company. Options granted under the 1998 Stock Option Plan have a term of up to ten years from the date of grant. Vesting of options is determined at the time of grant and ranges from immediate to five years. Options under this plan must be granted at a price not less than the fair market value at the date of grant.

     In 1999, the Company implemented the 1999 Stock Option and Restricted Stock Plan which authorized the Board of Directors to grant 30,682 non-qualified stock options and 6,000 shares of restricted stock to a new senior officer in accordance with the terms of his employment. The options and restricted stock were granted at fair market value of the stock at the date of grant and vested over a four year period. A similar plan was implemented in 2002 authorizing the Board of Directors to grant 12,696 stock options to a new director. These options have a five year vesting period.

     In 2001, the Company implemented the 2001 Stock-Based Incentive Plan which authorized the Board of Directors to grant up to 250,000 stock options or restricted stock (limited to 37,500 shares) to officers and employees of the Company. Options granted under the 2001 Stock Option Plan have a term of up to ten years from the date of grant. Vesting of options is determined at the time of grant and ranges from immediate to five years. Options under this plan must be granted at a price not less than the fair market value at the date of grant.

     In 2005, the Company implemented the 2004 Stock-Based Incentive Plan which authorized the Board of Directors to grant up to 200,000 stock options or restricted stock (limited to 30,000 shares) to employees, officers and directors of the Company. Options granted under the 2004 Stock Based Incentive Plan will have a term of up to ten years from the date of grant and vesting of grants will be determined at the time of grant. Options under this plan must be granted at a price not less than the fair market value at the date of grant. Options and restricted stock can be granted from this plan beginning in January of 2006.

     The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

Stock Options
-------------
     The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the quarter ended December 31, 2005. The Company granted 31,100 of stock options for the quarter ended December 31, 2004 with a fair value of $10.40 per option.

     The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the

     Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarter ended December 2004.

                                        Quarter Ended
                                        December 31,
                                           2004
                                        -------------
     Dividend yield                        2.60%
     Risk-free interest rate               4.20%
     Volatility                           21.00%
     Expected life                        8 Years

     A summary of option activity under the stock option plans as of December 31, 2005, and changes during the three month period ended December 31, 2005 is presented below:

                                                                   Weighted
                                                  Weighted          Average
                                                   Average        Remaining    Aggregate
                                                  Exercise      Contractual    Intrinsic
                                         Shares      Price             Term        Value
                                   -----------------------------------------------------
Outstanding at September 30, 2005       249,896     $28.73

Exercised                               (13,646)    $14.42

Authorized                                    -          -

Forfeited                                  (400)     39.00

Granted                                       -          -
                                   -----------------------------------------------------
Outstanding at December 31, 2005        235,850     $29.68        7.6 Years   $2,225,000
                                   -----------------------------------------------------
Exerciseable at December 31, 2005       200,153     $29.70        7.6 Years   $1,883,000
                                   -----------------------------------------------------


     For the quarters ended December 31, 2005 and 2004, respectively, the intrinsic value of options exercised was approximately $322,000 and
     $80,000. The fair value of options vested during the periods was approximately $42,000 and $399,000, respectively.

     Cash received from option exercise under all share-based payment arrangements for the three month period ended December 31, 2005 was $197,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $100,000 for the three months ended December 31, 2005.

Restricted Stock
----------------
     A summary of the status of the Company's non-vested restricted stock as of December 31, 2005, and changes during the quarter then ended is presented below:

                                                         Weighted
                                                          Average
                                                       Grant Date
                                             Shares    Fair Value
                                        --------------------------
Non-vested - September 30, 2005              9,240      $38.79
Granted                                      3,400       39.00
Vested                                      (1,267)      38.84
Forfeited                                        -           -
                                        --------------------------
Non-vested - December 31, 2005              11,373      $38.86
                                        --------------------------

     The fair value of restricted stock vested over the quarters ended December 31, 2005 and 2004, respectively was $49,000 and $40,000.

     As of December 31, 2005, there was $695,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company's stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

     The Company funds the option shares and restricted stock from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

     The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. The effect (increase/(decrease))of the adoption of SFAS 123R is as follows:


Income before income tax expense                                 $ (42,000)
Net income                                                       $ (28,000)

Cash flow from operating activities                              $(100,000)
Cash flow provided by financing activities                       $ 100,000

Basic earnings per share                                         $    (.01)
Diluted earnings per share                                       $    (.01)

     The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior years quarter ended December 31, 2004 (in thousands, except per share data):

Net income, as reported                                                   $   1,448
Add: Stock-based employee compensation expense included in reported net
 income, net of related income taxes                                      $      27
Less: Stock-based employee compensation expense determined under fair
 value based method of all awards, net of related income taxes            $    (317)
Pro forma net income                                                      $   1,158
Earnings per share - basic, as reported                                   $    0.65
Earnings per share - basic, pro forma                                     $    0.52
Earnings per share - diluted, as reported                                 $    0.62
Earnings per share - diluted, pro forma                                   $    0.49

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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at December 31, 2005 and September 30, 2005 totaled $683.4 million and $676.8 million, respectively, an increase of $6.6 million or 1.0%.

Securities available-for-sale totaled $73.1 million and securities held to maturity totaled $32.6 million at December 31, 2005, which combined represents a decrease of $6.1 million or 5.5% as compared to September 30, 2005.

Loans receivable totaled $482.2 million at December 31, 2005 which represented a decrease of $5.6 million or 1.2% compared to September 30, 2005. The decrease was due primarily to a reduction in the 1-4 family loan portfolio.

Total deposits, after interest credited, at December 31, 2005 were $528.6 million which represents an increase of $12.5 million or 2.4% as compared to September 30, 2005.

Advances decreased $7.0 million or 7.5% as compared to the amount at September 30, 2005. The decrease was due primarily to growth in the deposit portfolio.

Stockholders' equity was $61.6 million at December 31, 2005 and $61.3 million September 30, 2005. Earnings for the quarter were offset by dividends and stock repurchases.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Net Income. The Company had net income of $1.6 million for the three months ended December 31, 2005, as compared to net income of $1.4 million for the three month period ended December 31, 2004. Earnings for the three months ended December 31, 2005, represent an increase of 11.9% compared to 2004.

Total Interest Income. Total interest income increased by $0.8 million or 9.3% to $9.4 million for the three months ended December 31, 2005, from $8.6 million for the three months ended December 31, 2004, and to a $23.1 million increase in average earning assets, and to an increase in average yields to 5.92% in 2005 from 5.64% in 2004. Interest income on loans increased $0.4 million to $7.9 million for the three months ended December 31, 2005, from $7.5 million for the same period ended December 31, 2004. The average yield on loans increased to 6.46% for the three months ended December 31, 2005, from 6.25% for the same period in 2004, and the average yield on investment and mortgage-backed securities increased to 4.06% for the three months ended December 31, 2005, from 3.41% for the same quarter in 2004.

Total Interest Expense. Total interest expense increased $0.3 million or 8.0% to $4.0 million for the three months ended December 31, 2005, from $3.7 million for the three months ended December 31, 2004, primarily due to an increase in the average portfolio balance of interest bearing deposits from $414.5 million during the three months ended December 31, 2004 to $480.0 million for the three months ended December 31, 2005.

Net Interest Income. Net interest income increased $467,000 for the three month period ended December 31, 2005 as compared to the same period ended December 31, 2004. The increase was primarily due to prepayments of higher cost FHLB advances combined with an increase in the average portfolio balance and interest rates earned on loans. The increases were offset somewhat by an increase in the average portfolio balance and interest rates paid on interest bearing deposit accounts.

Provision for Loan Losses. The provision for loan losses was $45,000 and $30,000 for the three month periods ended December 31, 2005 and 2004, respectively.

Management continues to assess the affects on the Company from Hurricanes Katrina and Rita that struck the Louisiana gulf coast in August and September of 2005. As of December 31, 2005, management granted forbearance to approximately 70 customers whose aggregate loan balances amount to $2.9 million. Forbearance was generally in the form of postponing loan payments for up to three months. As a result of these hurricanes, the Company recorded provision for loan losses in the amount of $800,000 in September 2005.

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

Non-interest Income. Total non-interest income increased by $0.5 million to $2.5 million in the three month period ended December 31, 2005 compared to the same quarter in fiscal 2004. Non-interest income this quarter includes a gain on the sale of unused land in the amount of $187,000.

Non-interest Expense. Non-interest expense amounted to $6.0 million compared to $5.2 million in the comparable quarter of fiscal 2004. The increase was primarily due to increased expenses associated with branch expansion.

Gain on Sale of Securities. The Company had no gains on the sale of securities during the periods.

Income Tax Expense. Income taxes were approximately 32% of income before income tax in fiscal 2005 and 32% in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. At December 31, 2005, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                             Amount       Percent
                                                             ------       -------
                                                                (In thousands)

Tangible capital......................................      $52,229         7.67%
Tangible capital requirement..........................       10,219         1.50%
                                                            -------         ----
Excess over requirement...............................      $12,010         6.17%
                                                            =======         ====

Core capital..........................................      $52,229         7.67%
Core capital requirement..............................       27,250         4.00%
                                                            -------         ----
Excess over requirement...............................      $24,979         3.67%
                                                            =======         ====

Risk based capital....................................      $56,811        13.82%
Risk based capital requirement........................       32,879         8.00%
                                                            -------         ----
Excess over requirement...............................      $23,932         5.82%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas ("FHLB"). As of December 31, 2005, FHLB borrowed funds totaled $86.5 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2005.

Additional Key Ratios

                                                                  At or For the Three
                                                                     Months Ended
                                                                     December 31,
                                                                  -------------------
                                                                  2005(1)     2004(1)
                                                                  -------     -------
                                                                     (Unaudited)

Return on average assets...................................          .95%        .89%
Return on average equity...................................        10.57%       9.64%
Average interest rate spread...............................         3.11%       2.98%
Nonperforming assets to total assets.......................          .71%        .49%
Nonperforming loans to total loans.........................          .68%        .57%
Average net interest margin................................         3.39%       3.21%
Tangible book value per share..............................       $25.41      $26.82

_______________
(1) Annualized where appropriate.


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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2005. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.  RISK FACTORS.

          Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2005:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                         (a) Total                     (c) Total Number of      (d) Maximum Number (or
                         Number of       (b) Average       Shares (or Units)    Approximate Dollar Value) of
                         Shares (or      Price Paid      Purchased as Part of   Shares (or Units) that May Yet Be
                           Units)      per Share (or)   Publicly Announced Be  Purchased Under the Plans or
      Period              Purchased        Unit)           Plans or Programs            Programs

October 1-31, 2005              --          --                   --                     54,000

November 1-30, 2005         20,000       38.90               20,000                     34,000

December 1-31, 2005         10,000       39.25               10,000                     24,000
                            ------                           ------

Total                       30,000                           30,000
                            ======                           ======

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


                                       TECHE HOLDING COMPANY



Date: February 17, 2006                By: /s/Patrick O. Little
                                           -------------------------------------
                                           Patrick O. Little
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: February 17, 2006                By: /s/J. L. Chauvin
                                           -------------------------------------
                                           J. L. Chauvin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)