Form 10-Q
period 2006-03-31
TECHE HOLDING CO
filed 2006-05-15
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006
                                ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      ------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Louisiana                                    72-128746
 ------------------------------------------------      ------------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
              or organization)                            Identification No.)

        211 Willow Street, Franklin, Louisiana                   70538
 ------------------------------------------------       -----------------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (337) 365-0366

                                      N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes [X]   No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [X]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 8, 2006.

                    Class                                2,252,821
      --------------------------------            ----------------------
         $.01 par value common stock                Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006
                                      INDEX


                                                                         Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................1
Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................9
Item 3.       Quantitative and Qualitative Disclosures about Market Risk...12
Item 4.       Controls and Procedures......................................13

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings............................................13
Item 1A.      Risk Factors.................................................14
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..14
Item 3.       Defaults Upon Senior Securities..............................14
Item 4.       Submission of Matters to a Vote of Security Holders..........14
Item 5.       Other Information............................................15
Item 6.       Exhibits.....................................................15

SIGNATURES

                              TECHE HOLDING COMPANY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                 At                  At
                                                                                              March 31,         September 30,
                                                                                                2006                2005*
                                                                                                ----                -----

ASSETS
Cash and due from banks.............................................................           $ 18,350             $ 14,008
Interest-bearing deposits...........................................................             34,485               18,666
Securities available-for-sale, at estimated fair value
  (amortized cost of $71,460 and $79,612)...........................................             68,811               77,491
Securities held-to- maturity-at amortized cost (estimated market
  value of $29,910 and $33,608).....................................................             31,281               34,259
Loans receivable, net of allowance for loan losses
  of $4,796 and $5,151..............................................................            499,394              487,816
Accrued interest receivable.........................................................              2,601                2,604
Investment in Federal Home Loan Bank stock, at cost.................................              4,564                6,567
Real estate owned, net..............................................................              1,293                  270
Prepaid expenses and other assets...................................................              2,724                2,218
Goodwill............................................................................              3,647                3,647
Life insurance contracts............................................................             10,622               10,357
Premises and equipment, at cost, less accumulated depreciation......................             18,646               18,919
                                                                                               --------             --------
      TOTAL ASSETS..................................................................           $696,418             $676,822
                                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................................................           $548,639             $516,052
Advances from Federal Home Loan Bank................................................             79,861               93,409
Advance payments by borrowers for taxes and insurance...............................              2,327                1,468
Accrued interest payable............................................................                957                  843
Accounts payable and other liabilities..............................................              2,604                3,712
                                                                                               --------             --------
      Total liabilities.............................................................            634,388              615,484
                                                                                               --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,601,869 and 4,577,723 shares issued...............................                 46                   46
  Preferred stock, 5,000,000 shares authorized;
    none issued.....................................................................                  -                    -
  Additional paid in capital........................................................             49,357               48,458
  Retained earnings.................................................................             56,288               53,893
  Unearned ESOP shares..............................................................                (71)                (143)
  Treasury stock (2,345,428 and 2,287,328 shares, at cost)..........................            (41,842)             (39,537)
  Accumulated other comprehensive loss .............................................             (1,748)              (1,379)
                                                                                               --------             --------
      Total stockholders' equity....................................................             62,030               61,338
                                                                                               --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $696,418             $676,822
                                                                                               ========             ========

* Derived from Audited Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

                                                        1

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                   For the Three Months                    For the Six Months
                                                                      Ended March 31,                        Ended March 31,
                                                              ----------------------------          -----------------------------
                                                                 2006               2005               2006                2005
                                                              ------------      ----------          ---------            --------
INTEREST INCOME
  Interest and fees on loans...........................          $8,200            $7,818            $16,083               $15,328
  Interest and dividends on investments................           1,151             1,245              2,317                 2,317
  Other interest income................................             329                23                645                    42
                                                                  -----             -----             ------                ------
         TOTAL INTEREST INCOME.........................           9,680             9,086             19,045                17,687
                                                                  -----             -----             ------                ------
INTEREST EXPENSE:
  Deposits.............................................           2,985             2,200              5,877                 4,234
  Advances from Federal Home Loan Bank.................             994             1,760              2,105                 3,432
                                                                  -----             -----             ------                ------
         TOTAL INTEREST EXPENSE........................           3,979             3,960              7,982                 7,666
                                                                  -----             -----             ------                ------
NET INTEREST INCOME....................................           5,701             5,126             11,063                10,021

PROVISION FOR LOAN LOSSES..............................              45                30                 90                    60
                                                                  -----             -----             ------                ------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................           5,656             5,096             10,973                 9,961
                                                                  -----             -----             ------                ------

NON-INTEREST INCOME:
  Service charges and other............................           2,883             2,304              5,533                 4,623
  Gain on sale of premises and equipment...............              54                 -                241                     -
  Other income.........................................             261               455                478                   649
                                                                  -----             -----             ------                ------
         TOTAL NON-INTEREST INCOME.....................           3,198             2,759              6,252                 5,272
                                                                  -----             -----             ------                ------

NON-INTEREST EXPENSE:
  Compensation and employee benefits...................           3,091             2,647              6,043                 5,255
  Occupancy expense....................................           1,333             1,166              2,613                 2,246
  Marketing and professional...........................             595               813              1,355                 1,572
  Other operating expenses.............................             913               946              1,892                 1,733
                                                                  -----             -----             ------                ------
         TOTAL NON-INTEREST EXPENSE....................           5,932             5,572             11,903                10,806
                                                                  -----             -----             ------                ------
INCOME BEFORE INCOME TAXES.............................           2,922             2,283              5,322                 4,427
INCOME TAXES...........................................             950               743              1,730                 1,439
                                                                 ------            ------             ------                ------
NET INCOME.............................................          $1,972            $1,540             $3,592                $2,988
                                                                 ======            ======             ======                ======
BASIC EARNINGS PER COMMON SHARE........................          $ 0.87            $ 0.69             $ 1.58                $ 1.34
                                                                 ======            ======             ======                ======
DILUTED EARNINGS PER COMMON SHARE......................          $ 0.86            $ 0.66             $ 1.55                $ 1.27
                                                                 ======            ======             ======                ======

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
         BASIC.........................................       2,261,000         2,224,000          2,269,000             2,228,000
         DILUTED.......................................       2,305,000         2,349,000          2,313,000             2,349,000



See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              For the Six Months
                                                                                                Ended March 31,
                                                                                           -------------------------
                                                                                             2006             2005
                                                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................         $ 3,592          $ 2,988
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities.............................................             142              203
      Provision for loan losses....................................................              90               60
      Gain on sale of premises and equipment.......................................            (241)               -
      Gain on sale of securities...................................................            ( 34)             (25)
      Depreciation.................................................................             674              587
      Decrease in accounts payable and other liabilities...........................          (1,223)            (218)
      Increase in prepaid expenses and other assets................................            (585)            (500)
      Change in accrued interest payable...........................................             114             (132)
      Other items - net............................................................             143              (57)
                                                                                            -------          -------
          Net cash provided by operating activities................................           2,672            2,906
                                                                                            -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities held to maturity..........................................               -          (19,392)
  Principal repayments and proceeds from sale of mortgage-backed securities
   available for sale..............................................................           8,025            9,991
  Principal repayments on securities held to maturity..............................           2,964            3,535
  Net loan (originations/acquisitions) repayments..................................          (4,754)         (33,381)
  Purchase of loans................................................................         (12,366)               -
  Proceeds from sale of loans......................................................           4,800                -
  Redemption (purchase) of FHLB Stock..............................................           2,003             (115)
  Proceeds from sale of land.......................................................             284                -
  Purchase of premises and equipment      .........................................            (446)            (367)
                                                                                            -------          -------
      Net cash provided (used) by investing activities.............................             510          (39,729)
                                                                                            -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................          32,588           55,290
  Net decrease in FHLB advances....................................................         (13,548)         (13,985)
  Net increase (decrease) in advance payments by borrowers for taxes and insurance.             858             (658)
  Proceeds from exercise of stock options..........................................             483                -
  Dividends paid...................................................................          (1,197)            (998)
  Excess tax benefits from share-based payment arrangements........................             100                -
  Purchase of common stock for treasury............................................          (2,305)          (2,323)
                                                                                            -------          -------
      Net cash provided by financing activities....................................          16,979           37,326
                                                                                            -------          -------

NET INCREASE IN CASH...............................................................          20,161              503
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................          32,674           15,362
                                                                                            -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................         $52,835          $15,865
                                                                                            =======          =======

Supplemental schedule of noncash investing activities:
  Transfer from loans to real estate owned.........................................         $ 1,023          $     -


See Notes to Unaudited Consolidated Financial Statements.

                                                               3

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended March 31, 2006 and 2005, include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         Certain items in the March 31, 2005 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - INCOME PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2006 and 2005.


                                                    Three Months Ended            Six Months Ended
                                                         March 31,                    March 31,
                                                 ------------------------      ----------------------
                                                    2006          2005           2006          2005
                                                 -----------    ---------      --------     ---------
                                                                    (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share.............     2,261         2,224          2,269         2,228
Effect of dilutive securities:
  Stock options................................        44           125             44           121
                                                    -----         -----          -----         -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share..................     2,305         2,349          2,313         2,349
                                                    =====         =====          =====         =====


NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and six months ended March 31, 2006 and 2005 (in thousands).


                                  For three months           For six months
                                   Ended March 31,           Ended March 31,
                                --------------------      -------------------
                                 2006          2005        2006         2005
                                ------        ------      ------       ------
Net Income                      $1,972        $1,540      $3,592       $2,988
Realized gains, net of tax         (23)          (11)        (23)         (17)
Unrealized loss, net of tax       (327)         (635)       (346)        (677)
                                ------        ------      ------       ------
Total comprehensive income      $1,622        $  894      $3,223       $2,294
                                ======        ======      ======       ======



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

          The Company has five share-based compensation plans in effect at March 31, 2006. The compensation cost that has been charged against income for those plans was approximately $199,000 for the six months ended March 31, 2006. The Company recorded a deferred tax benefit in the amount of $65,000 related to share-based compensation during the six months ended March 31, 2006.

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

Stock Options
-------------

         The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 1,900 stock options for the six months ended March 31, 2006 with a fair value of $6.46. The Company granted 31,100 stock options for the six months ended March 31, 2005 with a fair value of $10.40 per option.

         The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the six months ended March 31, 2006 and 2005.



                                                            Six Months Ended               Six Months Ended
                                                             March 31, 2006                  March 31, 2005
                                                             --------------                  --------------

         Dividend yield                                           2.70%                         2.60%
         Risk-free interest rate                                  4.74%                         4.20%
         Volatility                                              14.00%                         21.00%
         Expected life                                          6 Years                        8 Years


         A summary of option activity under the stock option plans as of March 31, 2006, and changes during the six months ended March 31, 2006 is presented below:


                                                                                        Weighted
                                                               Weighted                  Average
                                                                Average                Remaining        Aggregate
                                                               Exercise              Contractual        Intrinsic
                                                 Shares           Price                     Term            Value
                                         ------------------------------------------------------- ----------------
Outstanding at September 30, 2005               249,896          $28.73

Exercised                                       (22,554)         $21.43

Authorized                                            -               -

Forfeited                                        (1,300)         $33.45

Granted                                           1,900          $39.91
                                         ------------------------------------------------------------------------

Outstanding at March 31, 2006                   227,942          $29.72                7.3 Years    $2,742,000
                                         ------------------------------------------------------------------------

                                         ------------------------------------------------------------------------
Exercisable at March 31, 2006                   196,684          $29.64                7.4 Years    $2,382,000
                                         ------------------------------------------------------------------------


         For the six months ended March 31, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $388,000 and $478,000. The fair value of options vested during the periods was approximately $80,000 and $489,000, respectively.

         Cash received from option exercise under all share-based payment arrangements for the six month period ended March 31, 2006 was $483,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $100,000 for the six months ended March 31, 2006.

Restricted Stock
----------------

         A summary of the status of the Company's non-vested restricted stock as of March 31, 2006, and changes during the six months then ended is presented below:


                                                          Weighted
                                                           Average
                                                        Grant Date
                                           Shares       Fair Value
                                  --------------------------------

Non-vested - September 30, 2005             9,240           $38.79
Granted                                     3,400            39.00
Vested                                     (2,810)           41.50
Forfeited                                       -                -
                                  --------------------------------
Non-vested - March 31, 2006                 9,770            38.50
                                  --------------------------------


         The fair value of restricted stock vested over the six months ended March 31, 2006 and 2005, respectively was $119,000 and $80,000.

         As of  March  31,  2006,  there  was  $604,000  of  total  unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company's stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

         The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. The effect (increase/(decrease))of the adoption of SFAS 123R is as follows:


                                            For the Three Months     For the Six Months
                                            Ended March 31, 2006    Ended March 31, 2006
                                            --------------------    --------------------


Income before income tax expense               $ (38,000)              $ (80,000)
Net income                                     $ (26,000)              $ (54,000)

Cash flow from operating activities                    -               $(100,000)
Cash flow provided by financing activities             -               $ 100,000

Basic earnings per share                           $(.01)                  $(.02)
Diluted earnings per share                         $(.01)                  $(.02)



         The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123R to the comparable periods of the prior year (in thousands, except per share data):



                                                                  For Three Months            For Six Months
                                                                Ended March 31, 2005       Ended March 31, 2005
                                                                --------------------       --------------------

Net income, as reported                                             $  1,540                     $ 2,988

Add:  Stock-based employee compensation expense
included in reported net income, net of related income taxes              27                          54

Less:  Stock-based employee compensation expense
determined under fair  value based method of all awards,
net of related income taxes                                              (67)                       (384)
                                                                     -------                     -------
Pro forma net income                                                 $ 1,500                     $ 2,658
                                                                     =======                     =======
Earnings per share - basic, as reported                              $  0.69                     $  1.34
Earnings per share - basic, pro forma                                $  0.67                     $  1.19
Earnings per share - diluted, as reported                            $  0.66                     $  1.27
Earnings per share - diluted, pro forma                              $  0.64                     $  1.13


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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at March 31, 2006 and September 30, 2005 totaled $696.4 million and $676.8 million, respectively, an increase of $19.6 million or 2.9%.

Securities available-for-sale totaled $68.8 million and securities held to maturity totaled $31.3 million at March 31, 2006, which combined represents a decrease of $11.7 million or 10.5% as compared to September 30, 2005.

Loans receivable totaled $499.4 million at March 31, 2006 which represented an increase of $11.6 million or 2.4% compared to September 30, 2005. The increase was due primarily to growth in the commercial loan portfolio.

Total deposits, after interest credited, at March 31, 2006 were $548.6 million which represents an increase of $32.6 million or 6.3% as compared to September 30, 2005.

Advances decreased $13.5 million or 14.5% as compared to the amount at September 30, 2005. The decrease was due primarily to growth in the deposit portfolio.

Stockholders' equity was $62.0 million at March 31, 2006 and $61.3 million September 30, 2005. Earnings for the six months were offset by dividends, stock repurchases and unrealized losses on securities available for sale.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006
AND 2005

Net Income. The Company had net income of $1,972,000 or $0.86 per diluted share, and $3,592,000 or $1.55 per diluted share, for the three and six months ended March 31, 2006 as compared to net income of $1,540,000 or $0.66 per diluted share, and $2,988,000 or $1.27 per share, for the three and six month periods ended March 31, 2005, respectively.

Total Interest Income. Total interest income increased $594,000 or 6.5% and $1,358,000 or 7.7% for the three and six months ended March 31, 2006, respectively, as compared to the same periods ended March 31, 2005. The average balance of loans increased in the 2006 periods as compared to the 2005 periods. In addition, the higher average balances for the 2006 periods were supported by an increase in the average yield on loans to 6.51% for the six months ended March 31, 2006, from 6.21% for the same period in 2005 and an increase to 6.55% compared to 6.17% for the three month periods.

Total Interest Expense. Total interest expense increased $19,000 or 0.5% and $316,000 or 4.1%, respectively, for the three and six month periods ended March 31, 2006 due to an increase in the average balances of interest bearing deposits for the 2006 periods, offset by a decrease in average balances of FHLB advances for the 2006 periods, along with an increase in cost of funds from both advances and deposits.

Net Interest Income. Net interest income increased $575,000 or 11.2% and $1,042,000 or 10.4% for the three and six month periods ended March 31, 2006, as compared to the same periods ended March 31, 2005. The increase in net interest income was primarily due to growth in both the yields and average balances on the portfolio of interest bearing deposits, commercial and consumer loans.

Provision for Loan Losses. The provision for loan losses increased $15,000 and $30,000, respectively, for the three and six month periods ended March 31, 2006, as compared to the same periods in 2005, due primarily to management's assessment of the performance of the loan portfolio.

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

         The hurricanes that struck the South Louisiana coastal areas in August and September 2005 impacted some of the Bank's borrowers and the underlying collateral, although the Bank's primary market area generally was on the outskirts of both storms and avoided a direct hit. During the fourth quarter of fiscal 2005, an $800,000 provision was recorded for loans affected by the hurricanes. In accordance with directives received from bank regulatory agencies regarding disaster relief, management adopted a policy of allowing forbearance and waivers of late fees from affected borrowers. Management contacted its borrowers in the affected areas to determine their needs for possible forbearance. Forbearance generally includes postponing loan payments for initially up to three months and also include in an extension of loan maturities. Originally, 71 customers, whose aggregate loan balances amounted to $3.8 million, were granted forbearance as a result of the impact of the hurricanes. Of these, at March 31, 2006, 17 customers, whose aggregate loan balances amounted to $1.4 million at that date, continued to receive forbearance of some type. Loans granted forbearance receive new temporary terms and are not considered non-performing. Non-performing assets as a percent of total assets decreased to 0.68% at March 31, 2006, compared to 0.71% for the quarter ended December 31, 2005, and 0.75% at September 30, 2005.

Non-Interest Income. Total non-interest income increased $439,000 and $980,000 for the three and six month periods ended March 31, 2006, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2005. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts. During the quarter ended March 31, 2005, the Company received a one time distribution in the amount of $203,000 from its membership in Pulse EFT Association as a result of its merger with Discover Financial Services, Inc. This distribution is included in other income for the three months and six months ending March 31, 2005.

Non-Interest Expense. Total non-interest expense increased $360,000 and $1,097,000, respectively, during the three and six months ended March 31, 2006, as compared to the same periods in 2005 due primarily to increased expenses associated with branch expansion.

Income Tax Expense. Income tax expense as a percentage of net income remained relatively stable for the three and six months periods.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision ("OTS") regulations, the Bank maintains certain levels of capital. At March 31, 2006, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                 Amount             Percent
                                                 ------             -------
                                             (In thousands)

Tangible capital.......................          $53,313             7.68%
Tangible capital requirement...........           10,407             1.50%
                                                 -------             ----
Excess over requirement................          $42,906             6.18%
                                                 =======             ====

Core capital...........................          $53,313             7.68%
Core capital requirement...............           27,752             4.00%
                                                 -------             ----
Excess over requirement................          $25,561             3.68%
                                                 =======             ====

Risk based capital.....................          $57,995            13.72%
Risk based capital requirement.........           33,822             8.00%
                                                 -------             ----
Excess over requirement................          $24,173             5.72%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas ("FHLB"). As of March 31, 2006, FHLB borrowed funds totaled $79.9 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

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

Additional Key Ratios


                                                      At or For the                     At or For the
                                                    Three Months Ended                Six Months Ended
                                                       March 31,                          March 31,
                                             ----------------------------       ---------------------------
                                              2006(1)              2005(1)        2006(1)          2005(1)
                                             --------              -------        -------          -------
                                             (Unaudited)                                 Unaudited)
Return on average assets..............        1.15%                 0.89%         1.05%                0.89%
Return on average equity..............       12.76%                10.26%        11.67%                9.95%
Average interest rate spread..........        3.31%                 2.98%         3.21%                2.98%
Nonperforming assets to total assets..        0.64%                 0.45%         0.64%                0.45%
Nonperforming loans to total loans....        0.89%                 0.47%         0.89%                0.47%
Average net interest margin...........        3.59%                 3.18%         3.49%                3.20%
Tangible book value per share.........      $25.62                $24.92        $25.62               $24.92



(1) Annualized where appropriate.


ITEM 4.       CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2006. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.      RISK FACTORS.

         Not applicable. Item 1A. to Part I of the Form 10-K was effective as of December 1, 2005, but applicable only to fiscal years ending on or after the effective date. The Company's last fiscal year end was September 30, 2005 and, therefore, it has not filed a Form 10-K including Item 1A. The first time the Company's Annual Report on Form 10-K will include "Item 1A. Risk Factors" will be for the year ending September 30, 2006.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2006:


                                     ISSUER PURCHASES OF EQUITY SECURITIES


                          (a) Total                          (c) TotalNumber of         (d) Maximum Number (or
                          Number of        (b) Average         Shares (or Units)       Approximate Dollar Value) of
                          Shares (or        Price Paid       Purchased as Part of     Shares (or Units) that May yet
                            Units           per Share         Publicly Announced       Be Purchased Under the Plans
     Period               Purchased         (or Unit)         Plans or Programs                or Programs
-----------------      -------------     -------------      ---------------------    -------------------------------
January 1-31, 2006           -                  -                     -                         24,000

February 1-28, 2006        10,000            $39.43                 10,000                      14,000

March 1-31, 2006           18,100            $40.70                 18,100                      107,900
                           ------            ------                 ------                      -------

Total                      28,100                                   28,100
                           ======                                   ======


         The total number of shares repurchased during the quarter was directly related to the Company's stock repurchase plans announced June 16, 2005 and March 22, 2006, authorizing the repurchase of up to 67,000 and 113,000 shares respectively. There is no expiration date for the authorized repurchase under these plans.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On  January  25,  2006,   the  Company  held  its  annual   meeting  of
         stockholders and the following items were presented:

         Election of Directors: Henry L. Friedman was reelected as a director for a three year term ending in 2009 and until his successor is elected and qualified with 2,071,560 votes in favor and 7,563 votes withheld. Robert Earl Mouton was reelected as a director for a three year term ending in 2009 and until his successor is elected and qualified with 2,069,079 votes in favor and 10,044 votes withheld. W. Ross Little, Jr. was reelected as a director for a three year term ending in 2009 and until his successor is elected and qualified with 2,075,879 votes in favor and 3,244 votes withheld.

         Ratification of the appointment of Dixon Hughes PLLC as the Company's auditors for the 2006 fiscal year: Dixon Hughes PLLC was ratified as the Company's auditors with 2,072,597 votes for, 400 votes against, and 6,126 abstentions.

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


                             TECHE HOLDING COMPANY



Date: May 12, 2006           By:      /s/Patrick O.Little
                                      -----------------------------------------
                                      Patrick O. Little
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: May 12, 2006           By:      /s/J.L. Chauvin
                                      -----------------------------------------
                                      J. L. Chauvin
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)