Form 10-Q
period 2006-06-30
TECHE HOLDING CO
filed 2006-08-14
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended          June 30, 2006
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission file number 0-25538
                                                -------

                             TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Louisiana                                   72-128746
--------------------------------            ------------------------------------
 (State or other jurisdiction or            (I.R.S. Employer Identification No.)
of incorporation or organization)

        211 Willow Street, Franklin, Louisiana            70538
----------------------------------------------     -----------------------------
       (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code        (337) 365-0366
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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 7, 2006.

                         Class                             2,234,115
--------------------------------------------    --------------------------------
              $.01 par value common stock              Outstanding Shares

                              TECHE HOLDING COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........13
Item 4.  Controls and Procedures..............................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14
Item 1A. Risk Factors.........................................................14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........14
Item 3.  Defaults Upon Senior Securities......................................14
Item 4.  Submission of Matters to a Vote of Security Holders..................14
Item 5.  Other Information....................................................14
Item 6.  Exhibits.............................................................15

SIGNATURES

                              TECHE HOLDING COMPANY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  At                  At
                                                                                                June 30,          September 30,
                                                                                                 2006                2005*
                                                                                             -------------        -------------

ASSETS
Cash and due from banks.............................................................           $ 22,098             $ 14,008
Interest-bearing deposits...........................................................             21,081               18,666
Securities available-for-sale, at estimated
  fair value (amortized cost of $68,330 and $79,612)................................             65,381               77,491
Securities held-to- maturity-at amortized cost (estimated market value of
  $39,054 and $33,608)..............................................................             40,736               34,259
Loans receivable, net of allowance for loan losses
  of $4,831 and $5,151..............................................................            505,575              487,816
Accrued interest receivable.........................................................              2,479                2,604
Investment in Federal Home Loan Bank stock, at cost.................................              4,620                6,567
Real estate owned, net..............................................................              1,322                  270
Prepaid expenses and other assets...................................................              2,616                2,218
Goodwill............................................................................              3,647                3,647
Life insurance contracts............................................................             10,758               10,357
Premises and equipment, at cost, less accumulated depreciation......................             19,700               18,919
                                                                                               --------             --------
      TOTAL ASSETS..................................................................           $700,013             $676,822
                                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................................................           $552,587             $516,052
Advances from Federal Home Loan Bank................................................             78,631               93,409
Advance payments by borrowers for taxes and insurance...............................              2,114                1,468
Accrued interest payable............................................................              1,248                  843
Accounts payable and other liabilities..............................................              3,230                3,712
                                                                                               --------             --------
      Total liabilities.............................................................            637,810              615,484
                                                                                               --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,604,733 and 4,577,723 shares issued...............................                 46                   46
  Preferred stock, 5,000,000 shares authorized;
    none issued.....................................................................                  -                    -
  Additional paid in capital........................................................             49,622               48,458
  Retained earnings.................................................................             57,590               53,893
  Unearned ESOP shares..............................................................                (36)                (143)
  Treasury stock (2,373,428 and 2,287,328 shares, at cost)..........................            (43,073)             (39,537)
  Accumulated other comprehensive loss .............................................             (1,946)              (1,379)
                                                                                               --------             --------
      Total stockholders' equity....................................................             62,203               61,338
                                                                                               --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $700,013             $676,822
                                                                                               ========             ========

* Derived from Audited Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                          For the Three Months       For the Nine Months
                                              Ended June 30,            Ended June 30,
                                          -------------------        -------------------
                                             2006      2005             2006      2005
                                           -------   -------          -------   -------
INTEREST INCOME
  Interest and fees on loans ...........   $ 8,380   $ 7,982          $24,464   $23,310
  Interest and dividends on investments      1,134     1,264            3,451     3,581
  Other interest income ................       403        22            1,048        64
                                           -------   -------          -------   -------
         TOTAL INTEREST INCOME .........     9,917     9,268           28,963    26,955
                                           -------   -------          -------   -------
INTEREST EXPENSE:
  Deposits .............................     3,290     2,479            9,167     6,713
  Advances from Federal Home Loan Bank..       971     1,568            3,076     5,000
                                           -------   -------          -------   -------
         TOTAL INTEREST EXPENSE ........     4,261     4,047           12,243    11,713
                                           -------   -------          -------   -------
NET INTEREST INCOME ....................     5,656     5,221           16,720    15,242

PROVISION FOR LOAN LOSSES ..............        60        45              150       105
                                           -------   -------          -------   -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ......................     5,596     5,176           16,570    15,137
                                           -------   -------          -------   -------

NON-INTEREST INCOME:
  Service charges and other ............     3,191     2,576            8,724     7,148
  Gain on sale of fixed assets .........         -         6              241         6
  Other income .........................       204       319              682       976
                                           -------   -------          -------   -------
         TOTAL NON-INTEREST INCOME .....     3,395     2,901            9,647     8,130
                                           -------   -------          -------   -------

NON-INTEREST EXPENSE:
  Compensation and employee benefits ...     3,149     2,792            9,192     8,047
  Occupancy expense ....................     1,250     1,202            3,863     3,447
  Marketing and professional ...........       657       897            2,012     2,470
  Other operating expenses .............       996       956            2,890     2,647
                                           -------   -------          -------   -------
         TOTAL NON-INTEREST EXPENSE ....     6,052     5,847           17,957    16,611
                                           -------   -------          -------   -------
INCOME BEFORE INCOME TAXES .............     2,939     2,230            8,260     6,656
INCOME TAXES ...........................     1,013       725            2,742     2,163
                                           -------   -------          -------   -------
NET INCOME .............................   $ 1,926   $ 1,505          $ 5,518   $ 4,493
                                           =======   =======          =======   =======
BASIC EARNINGS PER COMMON SHARE ........   $  0.86   $  0.68          $  2.44   $  2.02
                                           =======   =======          =======   =======
DILUTED EARNINGS PER COMMON SHARE ......   $  0.84   $  0.65          $  2.39   $  1.92
                                           =======   =======          =======   =======

SHARES OUTSTANDING FOR EARNINGS PER
SHARE CALCULATIONS
         BASIC .........................     2,249     2,217            2,266     2,224
         DILUTED .......................     2,298     2,325            2,305     2,346

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          For the Nine Months
                                                                                             Ended June 30,
                                                                                          -------------------
                                                                                            2006        2005
                                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................................   $   5,518    $  4,493
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................................         201         301
      Provision for loan losses ......................................................         150         105
      Gain on sale of premises and equipment .........................................        (241)         (6)
      Gain on sale of securities .....................................................         (34)        (81)
      Depreciation ...................................................................         996         897
      Decrease in accounts payable and other liabilities .............................        (503)        (67)
      Increase in prepaid expenses and other assets ..................................        (354)       (660)
      Change in accrued interest payable .............................................         406         (76)
      Other - net ....................................................................         299        (272)
                                                                                         ---------    --------
          Net cash provided by operating activities ..................................       6,438       4,634
                                                                                         ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities held to maturity ............................................     (10,988)    (19,392)
  Principal repayments and proceeds from sale of mortgage-backed securities
     available for sale ..............................................................      11,128      14,917
  Purchase of equity securities ......................................................         (22)       (272)
  Principal repayments of securities held to maturity ................................       4,417       4,999
  Net loan (originations/acquisitions) repayments ....................................      (9,206)    (34,293)
  Purchase of loans ..................................................................     (14,219)          -
  Proceeds from sale of loans ........................................................       4,800      14,418
  Redemption of FHLB Stock ...........................................................       1,947         524
  Proceeds from sale of land .........................................................         284           -
  Purchase of premises and equipment .................................................      (1,823)       (684)
                                                                                         ---------    --------
      Net cash provided (used) by investing activities ...............................     (13,682)    (19,783)
                                                                                         ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................................      36,535      62,536
  Net decrease in FHLB advances ......................................................     (14,778)    (38,618)
  Net increase (decrease) in advance payments by borrowers for taxes and insurance....         647        (433)
  Proceeds from exercise of stock options ............................................         560         291
  Dividends paid .....................................................................      (1,821)     (1,528)
  Excess tax benefits from share-based payment arrangements ..........................         142           -
  Purchase of common stock for treasury ..............................................      (3,536)     (2,505)
                                                                                          ---------    --------
      Net cash provided by financing activities ......................................      17,749      19,743
                                                                                          ---------    --------

NET INCREASE IN CASH .................................................................      10,505       4,594
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................      32,674      15,362
                                                                                          ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................    $ 43,179    $ 19,956
                                                                                          ========    ========
Supplemental schedule of noncash investing activities:
    Transfer from loans to real estate owned .........................................    $  1,052           0


See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and nine month periods ended June 30, 2006 and 2005, include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         Certain items in the June 30, 2005 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - INCOME PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2006 and 2005.


                                                                     Three Months Ended            Nine Months Ended
                                                                         June 30,                     June 30,
                                                                     ------------------            -----------------
                                                                    2006          2005           2006          2005
                                                                    ----          ----           ----          ----
                                                                                    (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share........................          2,249         2,217          2,266         2,224
Effect of dilutive securities:
  Stock options...........................................             49           108             39           122
                                                                    -----         -----          -----         -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share.............................          2,298         2,325          2,305         2,346
                                                                    =====         =====          =====         =====

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and nine months ended June 30, 2006 and 2005 (in thousands).

                                        For three months                 For nine months
                                         Ended June 30,                  Ended June 30,
                                      ---------------------          -----------------------
                                       2006           2005            2006             2005
                                      ------         ------          ------           ------
Net Income                            $1,926         $1,505          $5,518           $4,493
Unrealized loss, net of tax             (198)           383            (567)            (311)
                                      ------         ------          ------           ------
Total comprehensive income            $1,728         $1,888          $4,951           $4,182
                                      ======         ======          ======           ======


NOTE 5 - STOCK BASED COMPENSATION

         Effective  October 1, 2005, the Company  adopted  SFAS No. 123 (revised
         2004), "Share-Based Payment," (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

         The Company has five share-based compensation plans in effect at June 30, 2006. The compensation cost that has been charged against income for those plans was approximately $260,000 for the nine months ended June 30, 2006. The Company recorded a deferred tax benefit in the amount of $86,000 related to share-based compensation during the nine months ended June 30, 2006.

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

Stock Options
-------------

         The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 1,900 stock options for the nine months ended June 30, 2006 with a fair value of $6.46. The Company granted 31,100 stock options for the nine months ended June 30, 2005 with a fair value of $10.40 per option.

         The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous 3 years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the nine months ended June 30, 2006 and 2005.

                                           Nine Months Ended              Nine Months Ended
                                             June 30, 2006                   June 30, 2005
                                             -------------                   -------------

         Dividend yield                             2.70%                           2.60%
         Risk-free interest rate                    4.74%                           4.20%
         Volatility                               14.00 %                          21.00%
         Expected life                            6 years                         8 years

         A summary of option activity under the stock option plans as of June 30, 2006, and changes during the nine months ended June 30, 2006 is presented below:

                                                                                        Weighted
                                                               Weighted                  Average
                                                                Average                Remaining        Aggregate
                                                               Exercise              Contractual        Intrinsic
                                                 Shares           Price                     Term            Value
                                         ------------------------------ ------------------------ ----------------
Outstanding at September 30, 2005               249,896           28.73

Exercised                                       (25,368)          22.02

Authorized                                            -

Forfeited                                        (1,300)          33.45

Granted                                           1,900          $39.91
                                         ------------------------------ ------------------------ ----------------

Outstanding at June 30, 2006                    225,128          $29.75                7.0 years    $3,715,000

                                         ------------------------------ ------------------------ ----------------

                                         ------------------------------ ------------------------ ----------------
Exercisable at June 30, 2006                    194,476          $29.68                7.1 years    $3,222,000
                                         ------------------------------ ------------------------ ----------------


         For the nine months ended June 30, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $434,000 and $800,000. The fair value of options vested during the periods was approximately $121,000 and $576,000, respectively.

         Cash received from option exercise under all share-based payment arrangements for the nine month period ended June 30, 2006 was $559,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $142,000 for the nine months ended June 30, 2006.

Restricted Stock
----------------

         A summary of the status of the Company's non-vested restricted stock as of June 30, 2006, and changes during the nine months then ended is presented below:


                                                                        Weighted
                                                                         Average
                                                                      Grant Date
                                                         Shares       Fair Value
                                                --------------- ----------------

Non-vested - September 30, 2005                           9,240
Granted                                                   3,400           $38.87
Vested                                                   (4,473)           37.28
Forfeited                                                     -
                                                --------------- ----------------
Non-vested - June 30, 2006                                8,167            38.50
                                                --------------- ----------------


         The fair value of restricted stock vested over the nine months ended June 30, 2006 and 2005, respectively was $139,000 and $100,000.

         As  of  June  30,  2006,  there  was  $560,000  of  total  unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company's stock benefit plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

         The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. The effect (increase/(decrease))of the adoption of SFAS 123R is as follows:

                                                       For the Three Months      For the Nine Months
                                                       Ended June 30, 2006       Ended June 30, 2006
                                                       -------------------       -------------------

Income before income tax expense                            $(61,000)                $(260,000)
Net income                                                  $(40,000)                $(174,000)

Cash flow from operating activities                         $(42,000)                $(142,000)
Cash flow provided by financing activities                   $42,000                  $142,000

Basic earnings per share                                      $(0.02)                   $(0.08)
Diluted earnings per share                                    $(0.02)                   $(0.08)

         The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123R to the comparable periods of the prior year (in thousands, except per share data):

                                                                     For Three Months            For Nine Months
                                                                    Ended June 30, 2005        Ended June 30, 2005
                                                                    -------------------        -------------------
Net income, as reported                                                    $1,505                   $4,493
Add: Stock-based employee compensation expense
included in reported net income, net of related income taxes                   20                      100
Less: Stock based compensation determined under fair
value based method of all awards, net of related income taxes                 (60)                    (470)
                                                                           ------                   ------
Pro forma net income                                                       $1,465                   $4,123
                                                                           ======                   ======
Earnings per share - basic, as reported                                     $0.68                    $2.02
Earnings per share - basic, pro forma                                       $0.66                    $1.85
Earnings per share - diluted, as reported                                   $0.65                    $1.92
Earnings per share - diluted, pro forma                                     $0.63                    $1.76

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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at June 30, 2006 and September 30, 2005 totaled $700.0 million and $676.8 million, respectively, an increase of $23.2 million or 3.4%.

Securities available-for-sale totaled $65.4 million and securities held to maturity totaled $40.7 million at June 30, 2006, which combined represents a decrease of $5.6 million or 5.0% as compared to September 30, 2005.

Loans receivable totaled $505.6 million at June 30, 2006 which represented an increase of $17.8 million or 3.6% compared to September 30, 2005. The increase was due primarily to growth in the commercial loan portfolio.

Total deposits, after interest credited, at June 30, 2006 were $552.6 million which represents an increase of $36.5 million or 7.1% as compared to September 30, 2005.

Advances decreased $14.8 million or 15.8% as compared to the amount at September 30, 2005. The decrease was due primarily to growth in the deposit portfolio.

Stockholders' equity was $62.2 million at June 30, 2006 and $61.3 million at September 30, 2005. Earnings for the nine months were offset by dividends, stock repurchases and unrealized losses on securities available for sale.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30,
2006 AND 2005

Net Income. The Company had net income of $1,926,000 or $.84 per diluted share, and $5,518,000 or $2.39 per diluted share, for the three and nine months ended June 30, 2006 as compared to net income of $1.5 million or $0.65 per diluted share, and $4.5 million or $1.92 per share, for the three and nine month periods ended June 30, 2005, respectively.

Total Interest  Income.  Total interest  income  increased  $649,000 or 7.0% and
$2,008,000 or 7.4% for the three and nine months ended June 30, 2006, respectively, as compared to the same periods ended June 30, 2005. The average balance of loans, primarily commercial and consumer loans, increased in the 2006 periods as compared to the 2005 periods. In addition, the higher average balances for the 2006 periods were supported by an increase in the average yield on loans to 6.54% for the nine months ended June 30, 2006, from 6.23% for the same period in 2005 and an increase to 6.62% compared to 6.27% for the three month periods.

Total Interest Expense. Total interest expense increased $214,000 or 5.3% and $530,000 or 4.5%, respectively, for the three and nine month periods ended June 30, 2006 due to an increase in the average balances of interest-bearing deposits for the 2006 periods, offset by a decrease in average balances of FHLB advances for the 2006 periods, along with an increase in cost of funds from both advances and deposits.

Net Interest Income. Net interest income increased $435,000 or 8.3% and $1,478,000 or 9.7% for the three and nine month periods ended June 30, 2006, as compared to the same periods ended June 30, 2005. The increase in net interest income was primarily due to growth in both the yields and average balances on the portfolio of interest-bearing deposits, commercial and consumer loans.

Provision for Loan Losses. The provision for loan losses increased $15,000 and $45,000, respectively, for the three and nine month periods ended June 30, 2006, as compared to the same periods in 2005, due primarily to management's assessment of the performance of the loan portfolio.

Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses. These estimates are made at least every quarter and there have been no significant changes in the Company's estimation methods during the current period.

Management's judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank's historical loss experience and historical charge- off percentages for state and national savings associations for similar types of loans. The Bank's charge-offs have historically been low, and, consequently, additions to the allowance have been more reflective of other qualitative factors such as the types of loans added during the period and statistical analysis of local and national charge-off percentages.

The hurricanes that struck the South Louisiana coastal areas in August and September 2005 impacted some of the Bank's borrowers and the underlying collateral, although the Bank's primary market area generally was on the outskirts of both storms and avoided a direct hit. Management's evaluation of the level of loan loss reserves includes the effects of the recent hurricanes, and management believes that the current level of reserves is adequate.

In accordance with directives received from bank regulatory agencies regarding disaster relief, management adopted a policy of allowing forbearance and waivers of late fees from affected borrowers. Management contacted its borrowers in the affected areas to determine their needs for possible forbearance. Forbearance generally includes postponing loan payments for initially up to three months and also include in an extension of loan maturities. Originally, 71 customers, whose aggregate loan balances amounted to $3.8 million, were granted forbearance as a result of the impact of the hurricanes. Of these, at June 30, 2006, nine customers, whose aggregate loan balances amounted to $700,000 at that date, continued to receive forbearance of some type. Loans granted forbearance receive new temporary terms and are considered performing.

Non-performing assets as a percent of total assets decreased to 0.59% at June 30, 2006, compared to 0.64% for the quarter ended March 31, 2006, and 0.75% at September 30, 2005.

Non-Interest Income. Total non-interest income increased $538,000 and $1,517,000 for the three and nine month periods ended June 30, 2006, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2005. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts. During the quarter ended March 31, 2005, the Company received a one time distribution in the amount of $203,000 from its membership in Pulse EFT Association as a result of its merger with Discover Financial Services, Inc. This distribution is included in other income for the nine months ended June 30, 2005.

Non-Interest Expense. Total non-interest expense increased $249,000 and $1,346,000, respectively, during the three and nine months ended June 30, 2006, as compared to the same periods in 2005 due primarily to compensation expense resulting from expensing of stock options and an increase in commercial loan staff.

Income Tax Expense. Income tax expense as a percentage of net income remained relatively stable for the three and nine months periods.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At June 30, 2006, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                             Amount      Percent
                                                             ------      -------
                                                         (In thousands)

Tangible capital......................................      $54,459       7.81%
Tangible capital requirement..........................       10,460       1.50%
                                                            -------       ----
Excess over requirement...............................      $43,999       6.31%
                                                            =======       ====

Core capital..........................................      $54,459       7.81%
Core capital requirement..............................       27,894       4.00%
                                                            -------       ----
Excess over requirement...............................      $26,565       3.81%
                                                            =======       ====

Risk based capital....................................      $59,213      13.87%
Risk based capital requirement........................       34,158       8.00%
                                                            -------       ----
Excess over requirement...............................      $25,055       5.87%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas ("FHLB"). As of June 30, 2006, FHLB borrowed funds totaled $78.6 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

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

Additional Key Ratios

                                                         At or For the                 At or For the
                                                       Three Months Ended            Nine Months Ended
                                                            June 30,                      June 30,
                                                      --------------------          --------------------
                                                      2006(1)      2005(1)          2006(1)      2005(1)
                                                      -------      -------          -------      -------
                                                          (Unaudited)                   (Unaudited)
Return on average assets.....................         1.11%         0.87%            1.07%       0.88%
Return on average equity.....................        12.40%         9.93%           11.91%       9.94%
Average interest rate spread.................         3.23%         3.02%            3.21%       2.99%
Nonperforming assets to total assets.........         0.59%         0.57%            0.59%       0.57%
Nonperforming loans to total loans...........         0.50%         0.65%            0.50%       0.65%
Average net interest margin..................         3.53%         3.25%            3.50%       3.21%
Tangible book value per share................       $26.17        $25.22           $26.17      $25.22

-------------
(1) Annualized where appropriate.


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

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2006. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.      RISK FACTORS

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2006:

                                       ISSUER PURCHASES OF EQUITY SECURITIES


                                                            (c) Total Number
                        (a) Total                            of Shares (or Units)     (d)  Maximum Number (or
                        Number of        (b) Average         Purchased as Part       Approximate  Dollar Value) of
                        Shares (or        Price Paid             of Publicly          Shares (or Units) that May
                          Units)          per Share           Announced Plans         Yet Be Purchased Under the
     Period             Purchased          (or Unit)            or Programs              Plans or Programs
     ------             ---------          ---------            -----------              -----------------
April 1-30, 2006           5,000            $43.25                 5,000                      102,900
May 1-31, 2006             8,500            $43.10                 8,500                       94,400
June 1-30, 2006           14,500            $44.69                14,500                       79,900
                          ------                                  ------
Total                     28,000                                  28,000
                          ======                                  ======

         The total number of shares repurchased during the quarter was directly related to the Company's stock repurchase plan announced March 22, 2006, authorizing the repurchase of up to 113,000 shares. There is no expiration date for the authorized repurchase under this plan.

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


                                      TECHE HOLDING COMPANY



Date: August 14, 2006                 By:  /s/Patrick O. Little
                                           -------------------------------------
                                           Patrick O. Little
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 14, 2006                 By:  /s/J.L. Chauvin
                                           -------------------------------------
                                           J.L. Chauvin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)