Form 10-K
period 2006-09-30
TECHE HOLDING CO
filed 2006-12-29
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2006
                                           ------------------
                                     - or -

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

                           Commission Number: 1-13712

                             TECHE HOLDING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Louisiana                                              72-1287456
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana                     70560
---------------------------------------------                ----------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:     (337) 560-7151
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------
Common Stock, par value $0.01 per share        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          None
                                                             -------------------

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES[ ] NO [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on March 31, 2006, was $68.3 million.

         As of December 18, 2006 there were issued and outstanding 2,209,539 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2006. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2007  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

         Teche Holding Company (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge and St. Landry Parishes, Louisiana (the "primary market area"). At September 30, 2006, Teche Federal conducted its business from its office in New Iberia, Louisiana, and eighteen branch offices in the following cities: Baton Rouge (two offices), Bayou Vista (one office), Breaux Bridge (one office), Eunice (one office), Franklin (one office), Houma (two offices), Lafayette (three offices), Morgan City (one office), New Iberia (three offices), Opelousas (one office), Prairieville (one office) and Thibodaux (one office), all within Louisiana.

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

Lending Activities

         The Bank's lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank's primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, alternative mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and commercial loan portfolios, consumer loans and alternative mortgage loans for retention in the Company's loan portfolio. Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank's standard loan underwriting criteria. At September 30, 2006, SmartGrowth Loans totaled $335.8 million or 63.9% of total loans.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                             At September 30,
                                     ----------------------------------------------------------------------------------------------
                                          2006               2005                 2004                2003               2002
                                     ----------------   ----------------     ----------------    ---------------    ---------------
                                             Percent            Percent              Percent            Percent            Percent
                                     Amount  of Total   Amount  of Total     Amount  of Total    Amount of Total    Amount of Total
                                     ------  --------   ------  --------     ------  --------    ------ --------    ------ --------
                                                                          (Dollars in Thousands)
Residential real estate
mortgage loans:
  One- to four-family............. $290,453    55.25% $298,229     60.45%  $313,175     65.77% $242,726    67.23% $253,668    71.60%
  Construction/permanent loans....    9,358     1.78    13,308      2.70     16,713      3.51    13,546     3.75     8,814     2.49
  Multi-family....................   20,756     3.95    19,636      3.98      7,503      1.58     6,854     1.90     5,804     1.64
Commercial real estate loans......   59,474    11.31    46,877      9.50     32,342      6.79    19,786     5.48     7,792     2.20
Commercial non-real estate loans..   21,262     4.05    10,607      2.15      7,756      1.63     3,457     0.96     3,295     0.93
Land loans........................   21,812     4.15    13,991      2.84     11,758      2.47     7,743     2.14     8,750     2.47
Consumer loans:
  Home equity loans ..............   53,202    10.12    49,348     10.00     45,259      9.51    41,770    11.57    40,779    11.51
  Loans on savings accounts.......    5,223     0.99     5,111      1.04      4,184      0.88     4,247     1.18     3,978     1.12
  Mobile home loans...............   35,242     6.70    25,439      5.16     22,528      4.73    14,693     4.08    12,972     3.66
  Other...........................    8,911     1.70    10,767      2.18     14,913      3.13     6,164     1.71     8,437     2.38
                                   --------   ------  --------    ------   --------    ------- --------   ------  --------   ------
       Total loans................  525,693   100.00%  493,313    100.00%   476,131    100.00%  360,986   100.00%  354,289   100.00%
                                              ======              ======               ======             ======             ======
Less:
  Allowance for loan losses.......    4,890              5,151                4,365               3,397              3,459
  Deferred loan fees, net.........      300                346                  439                 459                207
                                   --------           --------             --------            --------           --------
        Net loans................. $520,503           $487,816             $471,327            $357,130           $350,623
                                   ========           ========             ========            ========           ========

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's residential construction and commercial real estate loan portfolio at September 30, 2006. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.


                                                    Residential
                                                   Construction/      Commercial
                                                     Permanent       Real Estate
                                                     ---------       -----------
                                                           (In Thousands)
Amounts due:
  1 year or less...............................      $1,483           $15,351
  After 1 year:
    1 year to 5 years..........................           -            16,668
    More than 5 years..........................       7,875            27,455
                                                     ------           -------

      Total due after September 30, 2007.......      $7,875           $44,123

      Total amount due.........................      $9,358           $59,474
                                                     ======           =======

         The  following  table  sets  forth the  dollar  amount  of  residential construction/permanent loans and commercial real estate loans due after September 30, 2007 that have pre-determined interest rates and that have floating or adjustable interest rates.


                                                           Floating or
                                                   Fixed   Adjustable
                                                   Rates     Rates        Total
                                                   -----     -----        -----
                                                         (In Thousands)

Residential construction/permanent........        $ 7,020   $ 2,338     $ 9,358
Commercial real estate....................         36,491    22,983      59,474
                                                   ------    ------      ------
      Total...............................        $43,511   $25,321     $68,832
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

         The Bank offers  fixed-rate  and  adjustable-rate  mortgage  loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $34.6 million of fixed-rate mortgage loans during the year ended September 30, 2006.

         Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet the Bank's standard loan underwriting criteria due to, among other things, higher loan to value ratios, lack of private mortgage insurance, weaker credit characteristics of the borrower, absence of credit history or the non-conforming nature of the property securing the loan. Because these loans may have higher credit risks, they also provide higher yields to the Bank. The Bank attempts to minimize the credit risk by ensuring that the borrowers meet some of the Bank's standard underwriting criteria and securing such loans only by residential real estate. At September 30, 2006, alternative mortgage loans comprised $83.6 million, or 15.9%, of the total loan portfolio.

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

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2006 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $16.2 million, with no single loan larger than $3.9 million.

         Commercial Non-real Estate Loans. At September 30, 2006, the Bank had $21.3 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank's market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

         Land Loans. At September 30, 2006, the Bank had $21.8 million invested in residential lot loans to individuals.

         Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2006, home equity mortgage loans totaled $53.2 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

         Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

         Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2006, the Bank had $5.2 million of loans secured by deposits.

         Teche Federal also originates automobile and mobile home loans. At September 30, 2006, the Bank had $5.7 million and $35.2 million of automobile and mobile home loans, respectively.

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

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $9.1 million as of September 30, 2006.

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

         Non-Performing Assets and Delinquencies. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings, in which the property may be sold. In a foreclosure sale, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank to recover its investment. Any real estate acquired in settlement of loans is initially recorded at the estimated fair value less estimated selling cost at the time of acquisition and is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value of the property declines below its initial value. Subsequent costs directly relating to development and improvement of property are capitalized (not to exceed fair value), whereas costs related to holding property are expensed.

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

                                                                                        At September 30,
                                                                  -----------------------------------------------------------
                                                                    2006         2005         2004         2003         2002
                                                                    ----         ----         ----         ----         ----
                                                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
   Permanent loans secured by one- to four-family residences      $1,704       $3,283       $  989      $   633       $  919
   All other mortgage loans................................          749          100          911          114          216
 Consumer..................................................          363          541          558          225          440
                                                                  ------       ------       ------       ------       ------
      Total................................................       $2,816       $3,924       $2,458      $   972       $1,575
                                                                  ======       ======       ======      =======       ======
Accruing loans which are contractually past due 90 days or more:
 Mortgage loans:
   Permanent loans secured by one- to four-family
     residences ...........................................       $1,096       $  852       $1,391       $    -       $    -
   All other mortgage loans................................            -           75           48          733          736
 Consumer..................................................           10          145           10            -            -
                                                                  ------       ------       ------       ------       ------
      Total................................................       $1,106       $1,072       $1,449       $  733       $  736
                                                                  ======       ======       ======      =======       ======
Total non-performing loans.................................       $3,922       $4,996       $3,907       $1,705       $2,311
                                                                  ======       ======       ======      =======       ======

Real estate owned..........................................       $1,066       $  270       $  194       $  269       $  580
                                                                  ======       ======       ======      =======       ======
Total non-performing assets................................       $4,988       $5,266       $4,101       $1,974       $2,891
                                                                  ======       ======       ======      =======       ======
Total non-performing loans to total loans
  outstanding before allowance.............................         0.75%        1.01%        0.82%        0.47%        0.65%
                                                                    ====         ====         ====         ====         ====
Total non-performing loans to total assets.................         0.57%        0.74%        0.60%        0.32%        0.45%
                                                                    ====         ====         ====         ====         ====
Total non-performing assets to total assets................         0.73%        0.78%        0.63%        0.37%        0.56%
                                                                    ====         ====         ====         ====         ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2006.

         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure. At September 30, 2006, the Bank had REO with a net balance of $1.1 million.

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

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The change in allocation from September 30, 2004 to September 30, 2006 reflects the relative balances at year end of each loan category as well as management's assessment at year end of the risk characteristics of each loan category.

                                                                          At September 30,
                                ----------------------------------------------------------------------------------------------------
                                       2006                 2005                2004               2003                2002
                                -------------------  ------------------- -------------------  ------------------  ------------------
                                        Percent of           Percent of           Percent of         Percent of          Percent of
                                         Loans to             Loans to             Loans to            Loans to           Loans to
                                Amount  Total Loans  Amount  Total Loans Amount  Total Loans  Amount Total Loans  Amount Total Loans
                                ------  -----------  ------  ----------- ------  -----------  ------ -----------  ------ -----------
                                                                        (Dollars in Thousands)
At end of year allocated to:
One- to four-family............ $1,058      55.25%  $1,978      60.45%   $1,385       65.77%  $1,112     67.23%   $1,866      71.60%
Multi-family and commercial
  real estate..................  1,747      15.26    1,447      13.48     1,300        8.37    1,106      7.38       350       3.84
Construction...................     34       1.78       50       2.70        50        3.51       62      3.75         5       2.49
Home equity....................    778      10.12      658      10.00       675        9.51      515     11.57       562      11.51
Consumer and other loans.......  1,273      17.59    1,018      13.37       955       12.84      602     10.07       676      10.56
                                ------     ------   ------     ------    ------      ------   ------    ------    ------     ------
Total allowance(1)............. $4,890     100.00%  $5,151     100.00%   $4,365      100.00%  $3,397    100.00%   $3,459     100.00%
                                ======     ======   ======     ======    ======      ======   ======    ======    ======     ======

------------------------
(1)  Includes specific reserves for assets classified as loss.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                                  At September 30,
                                                   ---------------------------------------------------------------------------------
                                                        2006            2005            2004            2003            2002
                                                   --------------- --------------- --------------- --------------- -----------------
                                                                               (Dollars in Thousands)
Total loans outstanding, net......................        $520,503        $487,816        $471,327        $357,130        $350,623
                                                          ========        ========        ========        ========        ========
Average loans outstanding.........................        $503,252        $498,193        $404,379        $349,738        $364,676
                                                          ========        ========        ========        ========        ========

Allowance balances (at beginning of year).........        $  5,151        $  4,365        $  3,397        $  3,459        $  3,436
                                                          --------        --------        --------        --------        --------
Acquisition......................................                -               -             973               -               -
                                                          --------        --------        --------        --------        --------
Provision........................................              210             950              60              75             205
                                                          --------        --------        --------        --------        --------
Charge offs:
  Residential real estate mortgage loans:
    One- to four-family units.....................            (333)           (122)            (14)            (78)            (99)
  Construction loans..............................            (268)              -               -             (49)              -
  Multi-family and commercial
    real estate loans.............................              (1)              -               -             (20)             (1)
  Land loans.....................................               (7)            (16)             (2)              -              (1)
  Other...........................................             (98)            (39)            (99)           (168)           (114)
                                                          --------        --------        --------        --------        --------
      Total charge-offs...........................            (707)           (177)           (115)           (315)           (215)
Recoveries
  Residential real estate mortgage loans:
    One- to four-family units.....................              45               9              10              66               5
  Construction loans..............................              64               -               -               6               -
  Multi-family and commercial
     real estate loans............................              90               -               -               1               -
  Land loans......................................               -               1               -               -               -
  Other...........................................              37               3              40             105              28
                                                          --------        --------        --------        --------        --------
      Total recoveries............................             236              13              50             178              33
                                                          --------        --------        --------        --------        --------
  Net (charge-offs)...............................           (471)           (164)            (65)           (137)           (182)
                                                          --------        --------        --------        --------        --------
Allowance balance (at end of year)................        $  4,890        $  5,151        $  4,365        $  3,397        $  3,459
                                                          ========        ========        ========        ========        ========

Allowance for loan losses to total loans
  outstanding before allowance....................            0.93%           1.04%           0.92%           0.94%           0.98%
Net loans charged off as a percent of
  average loans outstanding before allowance......            0.09%           0.03%           0.02%           0.04%           0.05%

Investment Activities

         General. To supplement lending activities, the Company invests in residential mortgage-backed securities, including collateralized mortgage obligations ("CMO's"), investment securities and interest-bearing deposits. These investments have historically consisted of investment securities issued by U.S. government agencies and government-sponsored corporations. Such securities can serve as collateral for borrowings and, through repayments and maturities, as a source of liquidity.

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

         The Company's investments in mortgage-backed securities and CMO's includes securities issued by government agencies, private issuers and financial institutions. At September 30, 2006, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal- only securities. The CMO's held by the Company at September 30, 2005 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2006, the Bank had CMO's with an aggregate estimated market value of $5.4 million, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.


                                                         At September 30,
                                                --------------------------------
                                                  2006        2005        2004
                                                --------    --------    --------
                                                         (In Thousands)

Investment securities issued by U.S. .......
  government agencies and corporations .....    $  3,147    $  3,178    $  3,224
FHLB Stock .................................       4,185       6,567       8,561
Mortgage-backed securities .................      76,152      84,332      91,255
ARM mutual fund ............................      15,788      15,560      15,264
CMO's ......................................       5,389       7,183       9,442
Municipal obligations ......................          31          38          38
Equity securities ..........................       1,753       1,459       1,352
                                                --------    --------    --------
   Total investment and mortgage-backed
      securities ...........................     106,445     118,317     129,136
Interest-bearing deposits ..................       1,803      18,666       2,382
                                                --------    --------    --------
   Total investments .......................    $108,248    $136,983    $131,518
                                                ========    ========    ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, carrying value, market value, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2006.

                                                            As of September 30, 2006
                      --------------------------------------------------------------------------------------------------------------
                                                                                More than
                      One Year or Less  One to Five Years Five to Ten Years     Ten Years              Total Investments
                      ----------------- ----------------- ------------------ ----------------- -------------------------------------
                      Amortized Average Amortized Average Amortized  Average Amortized Average Amortized  Average  Carrying  Market
                        Cost    Yield     Cost    Yield     Cost     Yield     Cost     Yield    Cost      Yield    Value     Value
                      --------- ------  --------- ------- ---------  -------   ------  ------- ---------  -------- --------  -------
                                                             (Dollars in Thousands)
Investment
  securities
  issued by U.S.
  government
  agencies and
  corporations.......  $     -      -%    $    -       -%  $ 3,147     4.27%  $     -       -% $  3,275     4.27% $  3,147  $  3,147
Mortgage-backed
  securities
  available for
  sale(1)............        -      -      2,623    3.16    11,194     4.12    23,592    3.96    38,786     3.95    37,409    37,409
Mortgage-backed
  securities
  held-to-
  maturity...........        -      -          -       -     8,000     4.31    30,743    5.14    38,743     4.97    38,743    37,934
ARM mutual fund......   15,788   5.12          -       -         -        -         -       -    16,133     5.12    15,788    15,788
CMO's(1).............        -      -          -       -         -        -     5,389    5.11     5,629     5.11     5,389     5,389
FHLB stock...........        -      -          -       -         -        -         -       -     4,185     4.91     4,185     4,185
Municipal
  obligations(2).....        -      -          -       -        31     4.75         -       -        31     4.75        31        31
Equity securities....        -      -          -       -         -        -         -       -     1,554     1.66     1,753     1,753
                       -------   ----     ------    ----   -------     ----   -------    ----  --------     ----  --------  --------
      Total..........  $15,788   5.12%    $2,623    3.16%  $22,372     4.21%  $59,724    4.67% $108,336     4.56% $106,445  $105,636
                       =======   ====     ======    ====   =======     ====   =======    ====  ========     ====  ========  ========

------------------------
(1)  Does not assume prepayments.
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $240.3 million at September 30, 2006.

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

         Non-interest bearing demand accounts constituted $49.1 million, or 9.1% of the Bank's deposit portfolio at September 30, 2006. Money market accounts and NOW accounts constituted $137.6 million, or 25.5% of the Bank's deposit portfolio at September 30, 2006. Regular savings accounts constituted $53.6 million, or 10.0% of the Bank's deposit portfolio at September 30, 2006. Certificates of deposit constituted $297.2 million or 55.3% of the deposit portfolio, including $101.9 million of which had balances of $100,000 and over. As of September 30, 2006, the Bank had no brokered deposits.

         Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2006.


                                         Certificates           Weighted
                                          of Deposit            Interest Rate
                                          ----------            -------------
                                        (In Thousands)
Maturity Period:
3 months or less...............             $ 23,052                 2.81%
Over 3 through 6 months........               22,635                 3.89
Over 6 through 12 months.......               21,118                 4.06
Over 12 months.................               35,103                 5.11
                                            --------                 ----
Totals.........................             $101,908                 4.10%
                                            ========                 ====

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2006, Teche Federal had $77.4 million in advances outstanding from the FHLB of Dallas.

         The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:


                                                             At or For the
                                                        Year Ended September 30,
                                                      -------------------------
                                                        2006     2005     2004
                                                      -------  -------  -------
                                                        (Dollars in Thousands)
FHLB advances:
  Average balance outstanding.......................  $11,496  $33,961  $31,377
  Maximum amount outstanding at any
     month-end during the year......................   15,797   65,059   58,000
  Balance outstanding at end of year................   10,191   15,962   58,000
  Weighted average interest rate during the year....    4.95%    3.38%    1.97%
  Weighted average interest rate at end of year.....    5.10%    4.69%    2.32%

Subsidiary Activity

         The only subsidiary of the Company is Teche Federal Bank.

         As of September 30, 2006, the Bank had one subsidiary: Family Investment Services, Inc. ("FISI") which had total assets of approximately $186,000, consisting primarily of cash. During the year ended September 30, 2006, FISI sold a parcel of real estate. It is currently an inactive subsidiary.

Personnel

         As of September 30, 2006, the Bank had 215 full-time and 87 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Insurance of Deposit Accounts. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (I) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

         Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank's management cannot predict the rate of any such insurance assessments or the effect of the assessments on its operations.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

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

         The OTS uses, as a critical point, a change of plus or minus 200 basis points in order to set its "normal" institutional results and peer comparisons. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution. The greater the change, positive or negative, in NPV, the more interest rate risk is assumed to exist with the institution. The following table lists the Bank's latest percentage change in NPV assuming an immediate change of plus or minus 100, 200, and 300 basis points from the level of interest rates at September 30, 2006.


                                                             NPV as % of PV
                            Net Portfolio Value                of Assets
                        -----------------------------    ---------------------
     Change                                                   NPV
in Rates(1)   $ Amount  $ Change(2)       % Change(3)    Ratio(4)    Change(5)
-----------   --------  -----------       -----------    --------    ---------
             (Dollars in Thousands)
    +300 bp    $58,606     $-25,277          -30%           8.80%      -307 bp
    +200 bp     68,216      -15,677          -19%          10.03%      -185 bp
    +100 bp     76,825       -7,058           -8%          11.07%       -80 bp
       0 bp     83,883                                     11.88%
    -100 bp     88,591       +4,708           +6%          12.36%       +48 bp
    -200 bp     91,393       +7,510           +9%          12.60%       +72 bp


(1)  The -300bp scenario is not shown due to low interest rate environment.
(2) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(3) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(4)  Calculated as the estimated NPV divided by average total assets.
(5) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.


                                                  September 30,    September 30,
                                                      2006             2005
                                                  -------------    -------------
*** RISK MEASURES: +200 BP RATE SHOCK ***
Pre-Shock NPV Ratio: NPV as % of PV of Assets....     11.88 %         11.28 %
Exposure Measure: Post-Shock NPV Ratio...........     10.03 %          9.61 %
Sensitivity Measure: Change in NPV Ratio.........       185 bp          167 bp
*** CALCULATION OF CAPITAL COMPONENT ***
Change in NPV as % of PV of Assets...............      2.22 %          2.05 %

         As the table shows, increases and decreases in interest rates would result in net decreases in the Bank's NPV. The Bank's NPV decreases by 18.7% if interest rates increase by 200 basis points. Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.
Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2006, the Bank was in compliance with its QTL requirement with 83.07% of its assets invested in QTIs.

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

Item 1A. Risk Factors
---------------------

The following is a summary of the material risks related to an investment in the Company's securities.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our net interest rate spread and net interest margin, which could hurt our earnings.

         We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

         Several years ago market interest rates were at historically low levels. However, beginning in June 2004, the U.S. Federal Reserve steadily increased its target federal funds rate. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, have not increased proportionately. This has led to a "flattening" of the market yield curve, which has even "inverted" recently as short-term rates have exceeded long-term rates over an intermediate maturity horizon. The relatively flat yield curve has hurt our net interest rate spread and net interest margin because the interest rates we pay on our deposits have repriced upwards faster than the interest rates that we earn on our loans and investments.

         Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

A portion of our total loan portfolio consists of commercial real estate mortgage loans, commercial loans and construction loans. The repayment risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans.

         Our loan portfolio includes commercial real estate mortgage loans, commercial loans and construction loans. Unlike single family or one-to-four family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property with values that tend to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrowers' business, which may include rental income. The repayment of construction loans for residential and commercial land acquisition and development, including loans to builders and developers, is dependent, in part, on the success of the ultimate construction project. In addition, commercial real estate mortgages and construction loans to builders and developers generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans.

Strong   competition   within  our   market   area  may  limit  our  growth  and
profitability.

         Competition in the banking and financial services industry is intense. Many of our competitors have substantially greater resources and lending limits than we do and offer services that we do not or cannot provide. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits.

Our business is geographically concentrated in southeastern Louisiana, and a downturn in conditions in this market area could have an adverse impact on our profitability.

         A substantial amount of our loans are to individuals and businesses in our primary market area. The local economy is dependent to a certain extent on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. Economic downturns in the past have caused a decrease in loan originations and an increase in nonperforming assets.

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management's assumptions and judgments about the ultimate collectibility of the loan portfolio prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses or if we are required to make material additions to the allowance, our earnings and capital could be significantly and adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

         We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on us and our operations.

Item 1B.  Unresolved Staff Comments
-----------------------------------

         Not applicable.

Item  2.  Description of Properties
-----------------------------------

         The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and eighteen offices. The Bank's total investment in office property and equipment was $30.6 million with a net book value of $19.8 million at September 30, 2006.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the heading "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2006 ("Annual Report") and is incorporated herein by reference.

         Set  forth  below  is   information   regarding  the  Company's   stock
repurchases during the fourth quarter of the fiscal year ended September 30, 2006.


                                       ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                                 (a)               (b)                   (c)                            (d)
                                Total                              Total Number of                  Maximum Number
                              Number of         Average            Shares (or Units)            (or Approximate Dollar
                                Shares         Price Paid        Purchased as Part of        Value) of Shares (or Units)
                              (or Units)       per Share          Publicly Announced          that May Yet Be Purchased
          Period              Purchased        (or Unit)           Plans or Programs         Under the Plans or Programs
---------------------------------------------------------------------------------------------------------------------------
July 1-31, 2006                     -                 -                      -                          79,900
---------------------------------------------------------------------------------------------------------------------------
August 1-31, 2006               4,000            $49.47                  4,000                          75,900
---------------------------------------------------------------------------------------------------------------------------
September 1-30, 2006            13,000           $52.28                 13,000                          62,900
---------------------------------------------------------------------------------------------------------------------------
Total                           17,000           $51.62                 17,000
---------------------------------------------------------------------------------------------------------------------------

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

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information
---------------------------

         Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held in January 2007 (the "Proxy Statement") which is incorporated herein by reference. See also "Item 1. Business of the Bank -- Personnel" included herein.

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

         (d)      Securities  Authorized  for Issuance Under Equity Compensation
                  Plans

         Set forth below is information as of September 30, 2006 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                      (a)                    (b)                           (c)
                                                                                                  Number of securities
                                             Number of securities       Weighted-average        remaining available for
                                               to be issued upon       exercise price of         future issuance under
                                                  exercise of             outstanding          equity compensation plans
                                             outstanding options,      options, warrants         (excluding securities
                                             warrants and rights          and rights            reflected in column (a))
                                             --------------------         -----------           ------------------------
Equity compensation plans
  approved by shareholders...............            167,588                 $32.15                         241,051
Equity compensation plans
  not approved by shareholders...........             52,978                  22.05                              -
                                                     -------                 ------                         -------
     TOTAL..............................             220,566                 $29.72                         241,051
                                                     =======                 ======                         =======

         For information regarding the material features of the Registrant's equity compensation plans, see Note 16 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  above-captioned  information  appears  under the heading  "Certain
Relationships   and  Related   Transactions"  in  the  Proxy  Statement  and  is
incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Proxy Statement.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

(a) The following documents are filed as a part of this report:

         (1) The following financial statements and the independent auditors' report included in the Annual Report are incorporated herein by reference:

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of September 30, 2006 and 2005

          Consolidated Statements of Income For the Years Ended September 30, 2006, 2005 and 2004

          Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2006, 2005 and 2004

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004

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

         (3)      Exhibits

                  (a)      The following exhibits are filed as part of this report:

                  3.1      Articles of Incorporation of Teche Holding Company*
                  3.2      Bylaws of Teche Holding Company*
                  4        Stock Certificate of Teche Holding Company*
                  10.1     Teche Federal Savings Bank Management Stock Plan**
                  10.2     Teche Holding Company 1995 Stock Option Plan**
                  10.3     Teche Holding Company 1997 Stock Option Plan***
                  10.4     Teche Holding Company 1998 Stock Option Plan***
                  10.5     Teche Holding Company Stock Option Agreement with Scott Sutton****
                  10.6     Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
                  10.7     Teche Holding Company 2001 Stock-Based Incentive Plan*****
                  10.8     Teche  Holding  Company  2004 Stock-Based Incentive Plan******
                  11       Statement regarding computation of earnings per share
                           (see Note 15 to the Consolidated Financial Statements in the Annual Report)
                  13       Annual Report to Stockholders for the fiscal year ended September  30, 2006
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

*        Incorporated herein by reference to the identically numbered exhibits to the Registrant's Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.
**       Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant's Form 10-K for the fiscal year ended
         September 30, 1995.
***      Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant's Registration Statement on Form S-8,
         filed with the Commission on June 3, 1998, Registration No. 333-55913.
****     Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant's Registration Statement on Form  S-8,
         filed with the Commission on January 28, 2000, Registration No. 333-95583.
*****    Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statementon Form S-8, filed with the
         Commission on May 1, 2002, Registration No. 333-87354.
******   Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the
         Commission on May 25, 2005, Registration No. 333-125218.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TECHE HOLDING COMPANY


Dated:  December 29, 2006             By:     /s/Patrick O. Little
                                              ----------------------------------
                                              Patrick O. Little
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 2006.

By:      /s/Patrick O. Little                       By:      /s/J. L. Chauvin
         ----------------------------------                  --------------------------------------
         Patrick O. Little                                   J. L. Chauvin
         President, Chief Executive Officer                  Director, Vice President and Treasurer
           and Chairman of the Board                         (Principal Financial Officer)
         (Principal Executive Officer)



By:      /s/Robert Earl Mouton                      By:      /s/Donelson T. Caffery, Jr.
         ----------------------------------                  --------------------------------------
         Robert Earl Mouton                                  Donelson T. Caffery, Jr.
         Director                                            Director



By:      /s/Mary Coon Biggs                         By:      /s/W. Ross Little, Jr.
         ----------------------------------                  --------------------------------------
         Mary Coon Biggs                                     W. Ross Little, Jr.
         Director                                            Director and Secretary



By:      /s/Henry L. Friedman                       By:      /s/Thomas F. Kramer
         ----------------------------------                  --------------------------------------
         Henry L. Friedman                                   Thomas F. Kramer
         Director and Secretary                              Director



By:      /s/Robert Judice, Jr.
         ----------------------------------
         Robert Judice, Jr.
         Director