Form 10-Q
period 2006-12-31
TECHE HOLDING CO
filed 2007-02-12
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2006
                               -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission file number 0-25538
                                                -------

                             TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Louisiana                                      72-128746
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or or organization)

       211 Willow Street, Franklin, Louisiana          70538
       --------------------------------------          -----
       (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code    (337) 365-0366
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 2, 2007.

         Class                                             2,207,921
----------------------------------           -----------------------------------
  $.01 par value common stock                         Outstanding Shares

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........13
Item 4.  Controls and Procedures.............................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14
Item 1A. Risk Factors........................................................14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........14
Item 3.  Defaults Upon Senior Securities.....................................14
Item 4.  Submission of Matters to a Vote of Security Holders.................14
Item 5.  Other Information...................................................14
Item 6.  Exhibits............................................................15

SIGNATURES

                              TECHE HOLDING COMPANY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               At           At
                                                                           December 31, September 30,
                                                                              2006         2006*
                                                                            ---------    ---------
ASSETS
Cash and due from banks .................................................   $  19,415    $  15,725
Interest-bearing deposits ...............................................       1,730        1,803
Securities available for sale, at estimated
  fair value (amortized cost of $61,491 and $65,407) ....................      59,732       63,517
Securities held to maturity, at amortized cost (estimated market value of
  $36,208 and $37,934) ..................................................      36,937       38,743
Loans receivable, net of allowance for loan losses
  of $4,868 and $4,890 ..................................................     529,765      520,503
Accrued interest receivable .............................................       2,811        2,702
Investment in Federal Home Loan Bank stock, at cost .....................       4,242        4,185
Real estate owned, net ..................................................       1,143        1,066
Prepaid expenses and other assets .......................................       2,902        3,148
Goodwill ................................................................       3,647        3,647
Life insurance contracts ................................................      11,042       10,895
Premises and equipment, at cost, less accumulated depreciation ..........      21,684       19,816
                                                                            ---------    ---------
      TOTAL ASSETS ......................................................   $ 695,050    $ 685,750
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ................................................................   $ 545,888    $ 537,549
Advances from Federal Home Loan Bank ....................................      79,126       77,386
Advance payments by borrowers for taxes and insurance ...................         937        1,957
Accrued interest payable ................................................       1,518        1,458
Accounts payable and other liabilities ..................................       3,132        3,471
                                                                            ---------    ---------
      Total liabilities .................................................     630,601      621,821
                                                                            ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,624,266 and 4,608,625 shares issued ...................          46           46
  Preferred stock, 5,000,000 shares authorized;
    none issued .........................................................          --           --
  Additional paid in capital ............................................      50,707       50,334
  Retained earnings .....................................................      59,883       58,748
  Treasury stock (2,411,428 and 2,390,428 shares, at cost) ..............     (45,026)     (43,951)
  Accumulated other comprehensive loss ..................................      (1,161)      (1,248)
                                                                            ---------    ---------
      Total stockholders' equity ........................................      64,449       63,929
                                                                            ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 695,050    $ 685,750
                                                                            =========    =========

* Derived from Audited Consolidated Financial Statements.

           See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            For the Three Months
                                                             Ended December 31,
                                                               2006      2005
                                                             -------   -------
INTEREST INCOME
  Interest and fees on loans .............................   $ 9,116   $ 7,883
  Interest and dividends on investments ..................     1,197     1,167
  Other interest income ..................................        75       316
                                                             -------   -------
           TOTAL INTEREST INCOME .........................    10,388     9,366
                                                             -------   -------
INTEREST EXPENSE:
  Deposits ...............................................     3,748     2,893
  Advances from Federal Home Loan Bank ...................       961     1,111
                                                             -------   -------
           TOTAL INTEREST EXPENSE ........................     4,709     4,004
                                                             -------   -------
NET INTEREST INCOME ......................................     5,679     5,362

PROVISION FOR LOAN LOSSES ................................        85        45
                                                             -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ........................................     5,594     5,317
                                                             -------   -------

NON-INTEREST INCOME:
 Service charges and other ...............................     3,296     2,629
 Gain on the sale of unused land .........................        --       187
 Gain on the sale of securities ..........................        19        --
  Other income ...........................................       202       227
                                                             -------   -------
           TOTAL NON-INTEREST INCOME .....................     3,517     3,043
                                                             -------   -------

NON-INTEREST EXPENSE:
  Compensation and employee benefits .....................     3,282     2,952
  Occupancy expense ......................................     1,348     1,280
  Marketing and professional .............................       691       760
  Other operating expenses ...............................     1,065       968
                                                             -------   -------
           TOTAL NON-INTEREST EXPENSE.....................     6,386     5,960
                                                             =======   =======

INCOME BEFORE INCOME TAXES ...............................     2,725     2,400
INCOME TAXES .............................................       927       780
                                                             -------   -------
NET INCOME ...............................................   $ 1,798   $ 1,620
                                                             =======   =======
BASIC EARNINGS PER COMMON SHARE ..........................   $  0.81   $  0.71
                                                             =======   =======
DILUTED EARNINGS PER COMMON SHARE ........................   $  0.78   $  0.70
                                                             =======   =======

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         For The Three Months
                                                                          Ended December 31,
                                                                           2006        2005
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................   $  1,798    $  1,620
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities ...............................         47          88
      Provision for loan losses ......................................         85          45
      Gain on sale of land ...........................................         --        (186)
      Gain on sale of securities .....................................        (19)         --
      Depreciation ...................................................        313         341
      Excess tax benefits from share-based payment arrangements ......        (35)       (100)
      Decrease in accounts payable and other liabilities .............       (315)        (26)
      Increase in prepaid expenses and other assets ..................        (96)        (28)
      Change in accrued interest payable .............................         60         106
      Other items - net ..............................................        104        (154)
                                                                         --------    --------
          Net cash provided by operating activities ..................      1,942       1,706
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale ..........................         --          --
  Purchase of equity securities ......................................         (1)         --
  Sale of securities available for sale ..............................      1,035          --
  Principal repayments of securities available for sale ..............      2,838       4,323
  Principal repayments of securities held to maturity ................      1,803       1,662
  Net loan (originations/acquisitions) repayments ....................     (1,154)      7,819
  Purchase of loans ..................................................     (8,240)     (3,126)
  Sale (purchase of) FHLB stock ......................................        (57)      1,332
  Proceeds from sale of land .........................................         --         213
  Purchase of premises and equipment .................................     (2,181)       (208)
                                                                         --------    --------
      Net cash (used in) provided by investing activities ............     (5,957)     12,015
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ...........................................      8,338      12,510
  Net increase (decrease) in FHLB advances ...........................      1,740      (6,953)
  Net increase/decrease in advance payments by borrowers for
    taxes and insurance ..............................................     (1,020)        657
  Dividends paid .....................................................       (663)       (590)
  Excess tax benefits from share-based payment arrangements ..........         35         100
  Proceeds from exercise of stock options ............................        278         197
  Purchase of common stock for treasury ..............................     (1,076)     (1,174)
                                                                         --------    --------
      Net cash provided by financing activities ......................      7,632       4,747
                                                                         --------    --------

NET INCREASE IN CASH .................................................      3,617      18,468
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................     17,528      32,674
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $ 21,145    $ 51,142
                                                                         ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Transfer from loans to real estate owned ...........................      1,300       1,300
   Loans originated to finance sale of real estate owned .............         17          --

See Notes to Unaudited Consolidated Financial Statements .

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three month periods ended December 31, 2006 and 2005, include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

         Certain items in the December 31, 2005 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - INCOME PER SHARE

         Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2006 and 2005.

                                                              Three Months Ended
                                                                  December 31,
                                                              ------------------
                                                                2006       2005
                                                                ----       ----
                                                                 (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share........................     2,219      2,277
Effect of dilutive securities:
  Stock options...........................................        74         40
                                                               -----      -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share.............................     2,293      2,317
                                                               =====      =====

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income
         (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three months ended December 31, 2006 and 2005 (in thousands).

                                                      For the Three Months
                                                       Ended December 31,
                                                      --------------------
                                                       2006           2005
                                                       ----          ----

Net income                                           $1,798         $1,620
Reclassification adjustment for realized
   gain on sale of securities, net of tax               (13)            --
Unrealized gain (loss), net of tax                      100            (19)
                                                     ------         ------
Total comprehensive income                           $1,885         $1,601
                                                     ======         ======

ITEM 5 - NEW ACCOUNTING PRONOUNCEMENTS

SAB 108 - In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but has its use can lead to the accumulation of misstatement in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because is requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The effects of adopting the provisions of SAB 108 have not yet been determined.

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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at December 31, 2006 and September 30, 2006 totaled $695.1 million and $685.8 million, respectively, an increase of $9.3 million or 1.4%.

Securities available-for-sale totaled $59.7 million and securities held to maturity totaled $36.9 million at December 31, 2006, which combined represents a decrease of $5.6 million or 5.5% as compared to September 30, 2006.

Loans receivable totaled $529.8 million at December 31, 2006 which represented an increase of $9.3 million or 1.8% compared to September 30, 2006. The increase was due primarily to growth in the commercial and consumer loan portfolio.

Total deposits, after interest credited, at December 31, 2006 were $545.9 million which represents an increase of $8.3 million or 1.6% as compared to September 30, 2006.

Advances increased $1.7 million or 2.2% as compared to the amount at September 30, 2006. The increase was due primarily to growth in the loan portfolio.

Stockholders' equity was $64.5 million at December 31, 2006 and $63.9 million at September 30, 2006. Earnings for the three months were offset by dividends and stock repurchases.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Net Income. The Company had net income of $1.8 million or $0.78 per diluted share for the three months ended December 31, 2006 as compared to net income of $1.6 million or $0.70 per diluted share for the three months ended December 31, 2005.

Total Interest Income. Total interest income increased $1.0 million or 10.9% for the three months ended December 31, 2006, as compared to the same period ended December 31, 2005. The average balance of loans increased in the 2006 period as compared to the 2005 period. In addition, the higher average balance for the 2006 period was supported by an increase in the average yield on loans to 6.87% for the three months ended December 31, 2006, from 6.46% for the same period in 2005.

Total Interest Expense. Total interest expense increased $705,000 or 17.6% for the three month period ended December 31, 2006 due to an increase in the average balances of interest-bearing deposits for the 2006 period, offset by a decrease in average balance of FHLB advances for the 2006 period, along with an increase in cost of funds from both advances and deposits.

Net Interest Income. Net interest income increased $317,000 or 5.9% for the three month period ended December 31, 2006, as compared to the same period ended December 31, 2005. The increase in net interest income was primarily due to growth in both the yields and average balances of the portfolio of interest-bearing deposits, commercial and consumer loans.

Provision for Loan Losses. The provision for loan losses increased $40,000 for the three month period ended December 31, 2006, as compared to the same period in 2005, due primarily to management's assessment of the performance of the loan portfolio.

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

Management's judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank's historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. Non-performing assets as a percent of total assets were 0.70% at December 31, 2006, compared to 0.72% at September 30, 2006 and 0.71% at December 31, 2005.

Non-Interest Income. Total non-interest income increased $0.5 million for the three month period ended December 31, 2006, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same period in 2005. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Non-Interest Expense. Total non-interest expense increased $0.4 million during the three month period ended December 31, 2006, as compared to the same period in 2005 due primarily to increased expenses associated with additional commercial loan staff and increased compensation expenses associated with stock benefit and retirement plans.

Income Tax Expense. Income tax expense as a percentage of net income increased for the three month periods ended December 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At December 31, 2006, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                   Amount            Percent
                                                   ------            -------
                                               (In thousands)

Tangible capital........................          $53,055              7.68%
Tangible capital requirement............           10,362              1.50%
                                                  -------              ----
Excess over requirement.................          $42,693              6.18%
                                                  =======              ====

Core capital............................          $53,055              7.68%
Core capital requirement................           27,631              4.00%
                                                  -------              ----
Excess over requirement.................          $25,424              3.68%
                                                  =======              ====

Risk based capital......................          $57,832             13.01%
Risk based capital requirement..........           35,549              8.00%
                                                  -------              ----
Excess over requirement.................          $22,283              5.01%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the

Federal Home Loan Bank of Dallas ("FHLB"). As of December 31, 2006, FHLB borrowed funds totaled $79.1 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS
                                                            At or For the
                                                          Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                      2006(1)           2005(1)
                                                      -------           -------
                                                             (Unaudited)
Return on average assets.......................         1.05%            0.95%
Return on average equity.......................        11.38%           10.57%
Average interest rate spread...................         3.16%            3.11%
Nonperforming assets to total assets...........         0.70%            0.71%
Nonperforming loans to total loans.............         0.68%            0.68%
Average net interest margin....................         3.51%            3.39%
Tangible book value per share..................       $27.41           $25.41

--------------
(1)  Annualized where appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information regarding market risk disclosed under the heading "Asset and Liability Management" in the Company's Annual Report for the fiscal year ended September 30, 2006.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2006. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A. RISK FACTORS

         There has been no material change in the risk factors disclosed in the Company's Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2006:


                        (a) Total                      (c) Total Number of        (d)  Maximum Number
                         Number of       (b) Average     Shares (or Units)    (or Approximate Dollar Value)
                         Shares        (or Price Paid  Purchased as Part of   of Shares (or Units) that May
                          Units)          per Share     Publicly Announced     Yet be Purchased Under the
      Period             Purchased        (or Unit)     Plans or Programs          Plans or Programs
      ------             ---------        ---------     -----------------          -----------------
October 1-31, 2006            --            $   --                --                     62,900
November 1-30, 2006       16,000            $50.81            16,000                     46,900
December 1-31, 2006        5,000            $52.51             5,000                     41,900
                          ------            ------            ------
Total                     21,000            $51.22            21,000
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


                                      TECHE HOLDING COMPANY



Date: February 12, 2007               By:  /s/Patrick O. Little
                                           -------------------------------------
                                           Patrick O. Little
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: February 12, 2007               By:  /s/J. L. Chauvin
                                           -------------------------------------
                                           J. L. Chauvin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)