Form 10-Q
period 2007-03-31
TECHE HOLDING CO
filed 2007-05-15
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2007
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                    72-128746
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

211 Willow Street, Franklin, Louisiana                       70538
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (337) 365-0366
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 8, 2007.

                  Class                                  2,208,866
--------------------------------------    --------------------------------------
     $.01 par value common stock                    Outstanding Shares

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........11
Item 4.  Controls and Procedures............................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................11
Item 1A. Risk Factors.......................................................11
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........11
Item 3.  Defaults Upon Senior Securities....................................12
Item 4.  Submission of Matters to a Vote of Security Holders................12
Item 5.  Other Information..................................................12
Item 6.  Exhibits...........................................................12

SIGNATURES

                              TECHE HOLDING COMPANY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             At            At
                                                                          March 31,    September 30,
                                                                            2007           2006*
                                                                          ---------    -------------

ASSETS
Cash and due from banks ...............................................   $  17,206     $  15,725
Interest-bearing deposits .............................................      17,815         1,803
Securities available for sale, at estimated
  fair value (amortized cost of $58,405 and $65,407) ..................      56,867        63,517
Securities held to maturity, at amortized cost (estimated
  fair value of $34,528 and $37,934) ..................................      35,126        38,743
Loans receivable, net of allowance for loan losses
  of $4,892 and $4,890 ................................................     545,193       520,503
Accrued interest receivable ...........................................       2,865         2,702
Investment in Federal Home Loan Bank stock, at cost ...................       4,297         4,185
Real estate owned, net ................................................         897         1,066
Prepaid expenses and other assets .....................................       2,964         3,148
Goodwill ..............................................................       3,647         3,647
Life insurance contracts ..............................................      11,192        10,895
Premises and equipment, at cost, less accumulated depreciation ........      22,052        19,816
                                                                          ---------     ---------
      TOTAL ASSETS ....................................................   $ 720,121     $ 685,750
                                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..............................................................   $ 573,921     $ 537,549
Advances from Federal Home Loan Bank ..................................      74,852        77,386
Advance payments by borrowers for taxes and insurance .................       1,348         1,957
Accrued interest payable ..............................................       1,599         1,458
Accounts payable and other liabilities ................................       3,000         3,471
                                                                          ---------     ---------
      Total liabilities ...............................................     654,720       621,821
                                                                          ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,630,294 and 4,608,625 shares issued .................          46            46
  Preferred stock, 5,000,000 shares authorized;
    none issued .......................................................           -             -
  Additional paid in capital ..........................................      51,003        50,334
  Retained earnings ...................................................      60,908        58,748
  Treasury stock (2,421,428 and 2,390,428 shares, at cost) ............     (45,540)      (43,951)
  Accumulated other comprehensive loss ................................      (1,016)       (1,248)
                                                                          ---------     ---------
      Total stockholders' equity ......................................      65,401        63,929
                                                                          ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 720,121     $ 685,750
                                                                          =========     =========

* Derived from Audited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    For the Three Months    For the Six Months
                                                       Ended March 31,        Ended March 31,
                                                    --------------------    -------------------
                                                     2007         2006        2007      2006
                                                    -------      -------     -------   -------
INTEREST INCOME
  Interest and fees on loans .................      $ 9,449      $ 8,200     $18,565   $16,083
  Interest and dividends on investments.......        1,099        1,151       2,296     2,317
  Other interest income ......................          147          329         222       645
                                                    -------      -------     -------   -------
         TOTAL INTEREST INCOME ...............       10,695        9,680      21,083    19,045
                                                    -------      -------     -------   -------
INTEREST EXPENSE:
  Deposits ...................................        3,949        2,985       7,697     5,877
  Advances from Federal Home Loan Bank .......          945          994       1,905     2,105
                                                    -------      -------     -------   -------
         TOTAL INTEREST EXPENSE ..............        4,894        3,979       9,602     7,982
                                                    -------      -------     -------   -------
NET INTEREST INCOME ..........................        5,801        5,701      11,481    11,063

PROVISION FOR LOAN LOSSES ....................           60           45         145        90
                                                    -------      -------     -------   -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ............................        5,741        5,656      11,336    10,973
                                                    -------      -------     -------   -------

NON-INTEREST INCOME:
  Service charges and other ..................        3,309        2,883       6,605     5,533
  Gain on sale of premises and equipment......            1           54           2       241
  Other income ...............................          334          261         554       478
                                                    -------      -------     -------   -------
         TOTAL NON-INTEREST INCOME ...........        3,644        3,198       7,161     6,252
                                                    -------      -------     -------   -------

NON-INTEREST EXPENSE:
  Compensation and employee benefits .........        3,421        3,091       6,703     6,043
  Occupancy expense ..........................        1,309        1,333       2,657     2,613
  Marketing and professional .................          913          595       1,604     1,355
  Other operating expenses ...................        1,133          913       2,198     1,892
                                                    -------      -------     -------   -------
         TOTAL NON-INTEREST EXPENSE ..........        6,776        5,932      13,162    11,903
                                                    -------      -------     -------   -------
INCOME BEFORE INCOME TAXES ...................        2,609        2,922       5,335     5,322
INCOME TAXES .................................          900          950       1,827     1,730
                                                    -------      -------     -------   -------
NET INCOME ...................................      $ 1,709      $ 1,972     $ 3,508   $ 3,592
                                                    =======      =======     =======   =======
BASIC EARNINGS PER COMMON SHARE...............      $  0.77      $  0.87     $  1.58   $  1.58
                                                    =======      =======     =======   =======
DILUTED EARNINGS PER COMMON SHARE.............      $  0.75      $  0.86     $  1.53   $  1.55
                                                    =======      =======     =======   =======



See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              For the Six Months
                                                                                                Ended March 31,
                                                                                           -------------------------
                                                                                             2007             2006
                                                                                           --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  .....................................................................        $  3,508          $ 3,592
  Adjustments to reconcile net income to net cash provided by operating activities:
      Accretion of discount and amortization of premium on investments
        and mortgage-backed securities, net........................................             138              142
      Provision for loan losses....................................................             145               90
      Gain on sale of premises and equipment.......................................              (2)            (241)
      Gain on sale of securities...................................................             (87)            ( 34)
      Depreciation.................................................................             644              674
      Excess tax benefits from share-based payment arrangements....................            (161)               -
      Decrease in accounts payable and other liabilities...........................            (446)          (1,223)
      Increase in prepaid expenses and other assets................................            (437)            (585)
      Change in accrued interest payable...........................................             141              114
      Other items - net............................................................             117              143
                                                                                           --------          -------
          Net cash provided by operating activities................................           3,560            2,672
                                                                                           --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equity securities available for sale.................................             (15)               -
  Sale of securities available for sale............................................           1,253                -
  Principal repayments of securities available for sale............................           5,721            8,025
  Principal repayments of securities held to maturity..............................           3,609            2,964
  Net loan originations............................................................         (15,775)          (4,754)
  Purchase of loans................................................................          (8,864)         (12,366)
  Proceeds from sale of loans......................................................               -            4,800
  Sale (purchase of) FHLB Stock....................................................            (112)           2,003
  Proceeds from sale of land.......................................................               -              284
  Purchase of premises and equipment      .........................................          (2,881)            (446)
                                                                                           --------          -------
      Net cash provided (used) by investing activities.............................         (17,064)             510
                                                                                           --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.........................................................          36,371           32,588
  Net decrease in FHLB advances....................................................          (2,534)         (13,548)
  Net increase (decrease) in advance payments by borrowers for taxes and insurance.            (609)             858
  Proceeds from exercise of stock options..........................................             546              483
  Dividends paid...................................................................          (1,348)          (1,197)
  Excess tax benefits from share-based payment arrangements........................             161              100
  Purchase of common stock for treasury............................................          (1,590)          (2,305)
                                                                                           --------          -------
      Net cash provided by financing activities....................................          30,997           16,979
                                                                                           --------          -------

NET INCREASE IN CASH...............................................................          17,493           20,161
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................          17,528           32,674
                                                                                           --------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................        $ 35,021          $52,835
                                                                                           ========          =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Transfer from loans to real estate owned.........................................        $    214          $ 1,023
  Loans originated to finance sale of real estate owned............................              17                -

 See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of and for the three and six month periods ended March 31, 2007 and 2006, include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month period ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

NOTE 3 - INCOME PER SHARE

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2007 and 2006.


                                                              Three Months Ended          Six Months Ended
                                                                   March 31,                  March 31,
                                                           -------------------------  -------------------------
                                                               2007         2006          2007         2006
                                                           ------------ ------------  ------------ ------------
                                                                              (In thousands)
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share........................     2,218        2,261         2,220        2,269
Effect of dilutive securities:
  Stock options...........................................        64           44            68           44
                                                               -----        -----         -----        -----
Weighted average number of common
  shares outstanding plus effect of dilutive
  securities - used in computation of diluted
  net income per common share.............................     2,282        2,305         2,288        2,313
                                                               =====        =====         =====        =====

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and six months ended March 31, 2007 and 2006 (in thousands).


                                      For three months        For six months
                                       Ended March 31,        Ended March 31,
                                     ------------------     -------------------
                                      2007       2006        2007        2006
                                     -------    -------     -------     -------
Net Income                           $1,709     $1,972      $3,508      $3,592
Realized gains, net of tax              (44)       (23)        (57)        (23)
Unrealized gain (loss) net of tax       189       (327)        289        (346)
                                     ------     ------      ------      ------
Total comprehensive income           $1,854     $1,622      $3,740      $3,223
                                     ======     ======      ======      ======

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

SAB 108 - In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but has its use can lead to the accumulation of misstatement in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period- end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have adopted SAB 108 with no material effect.

FIN 48 - In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has not yet determined the effect of adopting FIN 48 on its consolidated financial statements.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

EITF 06-4 - In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer. EITF is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has not yet determined the impact, if any, of adopting EITF 06-4 on its consolidated financial statements.

EITF 06-5 - In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-5 "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4." The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has not yet determined the impact, if any, of adopting EITF 06-5 on its consolidated financial statements.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, 'The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company has not determined, the impact, if any, of adopting this Statement on the consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at March 31, 2007 and September 30, 2006 totaled $720.1 million and $685.8 million, respectively, an increase of $34.4 million or 5.0%.

Securities available-for-sale totaled $56.9 million and securities held to maturity totaled $35.1 million at March 31, 2007, which combined represents a decrease of $10.3 million or 10.0% as compared to September 30, 2006.

Loans receivable totaled $545.2 million at March 31, 2007 which represented an increase of $24.7 million or 4.7% compared to September 30, 2006. The increase was due primarily to growth in the commercial and consumer loan portfolio.

Total deposits, after interest credited, at March 31, 2007 were $573.9 million which represents an increase of $36.4 million or 6.8% as compared to September 30, 2006.

Advances decreased $2.5 million or 3.3% as compared to the amount at September 30, 2006. The decrease was due primarily to growth in deposits.

Stockholders' equity was $65.4 million at March 31, 2007 and $63.9 million at September 30, 2006. Earnings for the six months were offset by dividends and stock repurchases.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007
AND 2006

Net Income. The Company had net income of $1,709,000 or $0.75 per diluted share, and $3,508,000 or $1.53 per diluted share, for the three and six months ended March 31, 2007 as compared to net income of $1,972,000 or $0.86 per diluted share, and $3,592,000 or $1.55 per share, for the three and six month periods ended March 31, 2006, respectively.

Total Interest Income. Total interest income increased $1.0 million or 10.5% and $2.0 million or 10.7% for the three and six months ended March 31, 2007, respectively, as compared to the same periods ended March 31, 2006. The average balance of loans increased in the 2007 periods as compared to the 2006 periods. In addition, the higher average balances for the 2007 periods were supported by an increase in the average yield on loans to 6.92% for the six months ended March 31, 2007, from 6.51% for the same period in 2006 and an increase to 6.96% compared to 6.55% for the three month periods.

Total Interest Expense. Total interest expense increased $915,000 or 23.0% and $1,620,000 or 20.3%, respectively, for the three and six month periods ended March 31, 2007 due to an increase in the average balances of interest bearing deposits for the 2007 periods, offset by a decrease in average balances of FHLB advances for the 2007 periods, along with an increase in cost of funds from deposits.

Net Interest Income. Net interest income increased $100,000 or 1.8% and $418,000 or 3.8% for the three and six month periods ended March 31, 2007, as compared to the same periods ended March 31, 2006. The increase in net interest income was primarily due to growth in both the yields and average balances on the commercial and consumer loan portfolios.

Provision for Loan Losses. The provision for loan losses increased $15,000 and $55,000, respectively, for the three and six month periods ended March 31, 2007, as compared to the same periods in 2006, due primarily to management's assessment of the performance of the loan portfolio.

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

Management's judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank's historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. Non-performing assets as a percent of total assets were 0.65% at March 31, 2007, compared to 0.72% at September 30, 2006 and 0.68% at March 31, 2006.

Non-Interest Income. Total non-interest income increased $446,000 and $909,000 for the three and six month periods ended March 31, 2007, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2006. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Non-Interest Expense. Total non-interest expense increased $844,000 and $1,259,000, respectively, during the three and six months ended March 31, 2007, as compared to the same periods in 2006 due primarily to increased expenses associated with annual compensation adjustments, additional commercial loan staff, increased cost of stock benefit, retirement and incentive plans and an increase in marketing expense.

Income Tax Expense. Income tax expense as a percentage of net income remained relatively stable for the three and six months periods.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At March 31, 2007, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                 Amount              Percent
                                                 ------              -------
                                             (In thousands)

Tangible capital........................        $53,964                7.54%
Tangible capital requirement............         10,737                1.50%
                                                -------               -----
 Excess over requirement................        $43,227                6.04%
                                                =======               =====

Core capital............................        $53,964                7.54%
Core capital requirement................         28,631                4.00%
                                                -------               -----
Excess over requirement.................        $25,333                3.54%
                                                =======               =====

Risk based capital......................        $58,765               12.74%
Risk based capital requirement..........         36,909                8.00%
                                                -------               -----
Excess over requirement.................        $21,856                4.74%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas ("FHLB"). As of March 31, 2007, FHLB borrowed funds totaled $74.9 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS


                                                       At or For the                   At or For the
                                                    Three Months Ended                Six Months Ended
                                                         March 31,                       March 31,
                                                  ----------------------           ----------------------
                                                  2007(1)        2006(1)           2007(1)        2006(1)
                                                  -------        -------           -------        -------
                                                       (Unaudited)                      (Unaudited)
Return on average assets..................          0.97%          1.15%             1.01%          1.05%
Return on average equity..................         10.54%         12.76%            10.96%         11.67%
Average interest rate spread..............          3.20%          3.31%             3.21%          3.21%
Nonperforming assets to total                       0.65%          0.64%             0.65%          0.64%
assets....................................
Nonperforming loans to total loans........          0.69%          0.89%             0.69%          0.89%
Average net interest margin...............          3.56%          3.59%             3.56%          3.49%
Tangible book value per share.............        $27.66         $25.62            $27.66         $25.62

---------------
(1)  Annualized where appropriate.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2007. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors disclosed in the Company's Form 10-K for the year ended September 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2007:



                        (a) Total                      (c) Total Number of        (d)  Maximum Number
                         Number of       (b) Average     Shares (or Units)    (or Approximate Dollar Value)
                         Shares (or       Price Paid  Purchased as Part of   of Shares (or Units) that May
                          Units)          per Share     Publicly Announced     Yet be Purchased Under the
Period                   Purchased        (or Unit)     Plans or Programs          Plans or Programs
------                   ---------        ---------   --------------------   ------------------------------
January 1-31, 2007        10,000            $ 51.39           10.000                    31,900
February 1-28, 2007           --                 --               --                        --
March 1-31, 2007              --                 --               --                        --
                          ------            -------           ------                    ------
Total                     10,000            $ 51.39           10.000                    31,900
                          ======            =======           ======                    ======

The total number of shares repurchased during the quarter was directly related to the Company's stock repurchase plan announced March 22, 2006, authorizing the repurchase of up to 113,000 shares. There is no expiration date for the authorized repurchase under this plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 24, 2007, the Company held its annual meeting of stockholders and the following items were presented:

Election of Directors: Patrick O. Little was reelected as a director for a three year term ending in 2010 and until his successor is elected and qualified with 1,886,167 votes in favor and 1,340 votes withheld. Donelson T. Caffery, Jr. was reelected as a director for a three year term ending in 2010 and until his successor is elected and qualified with 1,886,635 votes in favor and 1,172 votes withheld. Robert Judice, Jr. was reelected as a director for a three year term ending in 2010 and until his successor is elected and qualified with 1,886,635 votes in favor and 1,172 votes withheld.

Ratification of the appointment of Dixon Hughes PLLC as the Company's auditors for the 2007 fiscal year: Dixon Hughes PLLC was ratified as the Company's auditors with 1,887,260 votes for, 132 votes against, and 115 abstentions.

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


                                      TECHE HOLDING COMPANY



Date: May 15, 2007                    By:  /s/ Patrick O. Little
                                           -------------------------------------
                                           Patrick O. Little
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 15, 2007                    By:  /s/ J. L. Chauvin
                                           -------------------------------------
                                           J. L. Chauvin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)