Form 10-Q
period 2007-06-30
TECHE HOLDING CO
filed 2007-08-14
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2007
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------------

                         Commission file number 0-25538
                                                -------

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Louisiana                                     72-128746
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

211 Willow Street, Franklin, Louisiana                     70538
----------------------------------------                 ----------
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

Large accelerated filer [ ]    Accelerated filed [ ]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 9, 2007.

                    Class                                   2,201,976
----------------------------------------------    ------------------------------
         $.01 par value common stock                   Outstanding Shares

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.............................................1
Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................7
Item 3.       Quantitative and Qualitative Disclosures About Market Risk......10
Item 4.       Controls and Procedures.........................................10

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................11
Item 1A.      Risk Factors....................................................11
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....11
Item 3.       Defaults Upon Senior Securities.................................11
Item 4.       Submission of Matters to a Vote of Security Holders.............11
Item 5.       Other Information...............................................12
Item 6.       Exhibits........................................................12

SIGNATURES

                              TECHE HOLDING COMPANY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  At                  At
                                                                               June 30,          September 30,
                                                                                 2007                2006*
                                                                              ---------             --------
ASSETS
Cash and due from banks..................................................      $ 16,295             $ 15,725
Interest-bearing deposits................................................         8,293                1,803
Securities available for sale, at estimated
  fair value (amortized cost of $55,348 and $65,407).....................        53,348               63,517
Securities held to maturity, at amortized cost (estimated fair value of
  $32,326 and $37,934)...................................................        33,465               38,743
Loans receivable, net of allowance for loan losses
  of $4,864 and $4,890...................................................       552,686              520,503
Accrued interest receivable..............................................         2,867                2,702
Investment in Federal Home Loan Bank stock, at cost......................         3,733                4,185
Real estate owned, net...................................................           787                1,066
Prepaid expenses and other assets........................................         2,719                3,148
Goodwill.................................................................         3,647                3,647
Life insurance contracts.................................................        11,341               10,895
Premises and equipment, at cost, less accumulated depreciation...........        24,883               19,816
                                                                               --------             --------
      TOTAL ASSETS.......................................................      $714,064             $685,750
                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.................................................................      $567,717             $537,549
Advances from Federal Home Loan Bank.....................................        73,562               77,386
Advance payments by borrowers for taxes and insurance....................         1,525                1,957
Accrued interest payable.................................................         1,942                1,458
Accounts payable and other liabilities...................................         3,606                3,471
                                                                               --------             --------
      Total liabilities..................................................       648,352              621,821
                                                                               --------             --------

COMMITMENTS AND CONTINGENCIES                                                         -                    -

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,631,994 and 4,608,625 shares issued....................            46                   46
  Preferred stock, 5,000,000 shares authorized;
    none issued..........................................................             -                    -
  Additional paid in capital.............................................        51,157               50,334
  Retained earnings......................................................        61,819               58,748
  Treasury stock (2,431,428 and 2,390,428 shares, at cost)...............       (45,990)             (43,951)
  Accumulated other comprehensive loss ..................................        (1,320)              (1,248)
                                                                               --------             --------
      Total stockholders' equity.........................................        65,712               63,929
                                                                               --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................      $714,064             $685,750
                                                                               ========             ========

* Derived from Audited Consolidated Financial Statements.

           See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       For the Three Months            For the Nine Months
                                                          Ended June 30,                 Ended June 30,
                                                      ----------------------          ---------------------
                                                        2007          2006             2007          2006
                                                      -------         ------          -------      --------
INTEREST ICOME
  Interest and fees on loans.......................   $ 9,682        $ 8,380          $28,247       $24,464
  Interest and dividends on investments............     1,056          1,134            3,352         3,451
  Other interest income............................       179            403              401         1,048
                                                      -------        -------          -------      --------
         TOTAL INTEREST INCOME.....................    10,917          9,917           32,000        28,963
                                                      -------        -------          -------      --------
INTEREST EXPENSE:
  Deposits.........................................     4,168          3,290           11,865         9,167
  Advances from Federal Home Loan Bank.............       911            971            2,816         3,076
                                                      -------        -------          -------      --------
         TOTAL INTEREST EXPENSE....................     5,079          4,261           14,681        12,243
                                                      -------        -------          -------      --------
NET INTEREST INCOME................................     5,838          5,656           17,319        16,720

PROVISION FOR LOAN LOSSES..........................        60             60              205           150
                                                      -------        -------          -------      --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES..................................     5,778          5,596           17,114        16,570
                                                      -------        -------          -------      --------

NON-INTEREST INCOME:
  Service charges and other........................     3,460          3,191           10,065         8,724
  Gain on sale of fixed assets.....................         -              -                2           241
  Other income.....................................       192            204              746           682
                                                      -------        -------          -------      --------
         TOTAL NON-INTEREST INCOME.................     3,652          3,395           10,813         9,647
                                                      -------        -------          -------      --------

NON-INTEREST EXPENSE:
  Compensation and employee benefits...............     3,667          3,149           10,370         9,192
  Occupancy expense................................     1,363          1,250            4,020         3,863
  Marketing and professional.......................       847            657            2,451         2,012
  Other operating expenses.........................     1,084            996            3,282         2,890
                                                      -------        -------          -------      --------
         TOTAL NON-INTEREST EXPENSE................     6,961          6,052           20,123        17,957
                                                      -------        -------          -------      --------

INCOME BEFORE INCOME TAXES.........................     2,469          2,939            7,804         8,260
INCOME TAXES.......................................       852          1,013            2,679         2,742
                                                      -------        -------          -------       -------
NET INCOME.........................................   $ 1,617        $ 1,926          $ 5,125       $ 5,518
                                                      =======        =======          =======       =======
BASIC EARNINGS PER COMMON SHARE....................   $  0.73        $  0.86          $  2.31       $  2.44
                                                      =======        =======          =======       =======
DILUTED EARNINGS PER COMMON SHARE..................   $  0.71        $  0.84          $  2.25       $  2.39
                                                      =======        =======          =======       =======

See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               For the Nine Months
                                                                                                  Ended June 30,
                                                                                              -----------------------
                                                                                                 2007           2006
                                                                                              -------         -------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $ 5,125         $ 5,518
   Adjustments to reconcile net income to net cash provided by operating activities:
       Accretion of discount and amortization of premium on investments
         and mortgage-backed securities..............................................             223             201
       Provision for loan losses.....................................................             205             150
       Gain on sale of premises and equipment........................................              (2)           (241)
       Gain on sale of securities....................................................             (87)            (34)
       Depreciation..................................................................             978             996
       Excess tax benefits from share-based payment arrangements.....................            (167)           (142)
       Increase (decrease) in accounts payable and other liabilities.................             162            (503)
       Increase in prepaid expenses and other assets.................................            (186)           (354)
       Increase in accrued interest payable..........................................             484             406
       Other - net...................................................................              86             441
                                                                                              -------         -------
           Net cash provided by operating activities.................................           6,821           6,438
                                                                                              -------         -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of securities held to maturity...........................................               -         (10,988)
   Sale of securities available for sale.............................................           1,254               -
   Principal repayments and proceeds from sale of mortgage-backed securities
      available for sale.............................................................           8,696          11,128
   Purchase of equity securities.....................................................             (16)            (22)
   Principal repayments of securities held to maturity...............................           5,268           4,417
   Net loan originations.............................................................         (16,075)         (9,206)
   Purchase of loans.................................................................         (15,974)        (14,219)
   Proceeds from sale of loans.......................................................               -           4,800
   Redemption of FHLB Stock..........................................................             452           1,947
   Proceeds from sale of fixed assets................................................               2             284
   Purchase of premises and equipment................................................          (6,044)         (1,823)
                                                                                              -------         -------
       Net cash used by investing activities.........................................         (22,437)        (13,682)
                                                                                              -------         -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits..........................................................          30,167          36,535
   Net decrease in FHLB advances.....................................................          (3,824)        (14,778)
   Net increase (decrease) in advance payments by borrowers for taxes and insurance..            (432)            647
   Proceeds from exercise of stock options...........................................             693             560
   Dividends paid....................................................................          (2,055)         (1,821)
   Excess tax benefits from share-based payment arrangements.........................             167             142
   Purchase of common stock for treasury.............................................          (2,040)         (3,536)
                                                                                              -------         -------
       Net cash provided by financing activities.....................................          22,676          17,749
                                                                                              -------         -------

 NET INCREASE IN CASH................................................................           7,060          10,505
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................          17,528          32,674
                                                                                              -------         -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD............................................        $ 24,588         $43,179
                                                                                             ========         =======
 Supplemental schedule of noncash investing activities:
     Transfer from loans to real estate owned                                                 $ 1,059         $ 1,052
     Loans originated to finance sale of real estate owned                                         17               -

 See Notes to Unaudited Consolidated Financial Statements.

                              TECHE HOLDING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of and for the three and nine month periods ended June 30, 2007 and 2006, include the accounts of Teche Holding Company (the "Company") and its subsidiary, Teche Federal Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

NOTE 3 - INCOME PER SHARE

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2007 and 2006.

                                                                Three Months Ended           Nine Months Ended
                                                                     June 30,                    June 30,
                                                               --------------------         -------------------
                                                                2007           2006          2007          2006
                                                               -----          -----         -----         -----
Weighted average number of common
  shares outstanding - used in computation
  of basic income per common share.....................        2,217          2,249         2,219         2,266
Effect of dilutive securities:
  Stock options........................................           46             49            61            39
                                                               -----          -----         -----         -----
Weighted average number of common
  shares outstanding  plus effect of dilutive
  securities - used in computation of diluted
  net income per common share..........................        2,263          2,298         2,280         2,305
                                                               =====          =====         =====         =====

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company's comprehensive income for the three and nine months ended June 30, 2007 and 2006 (in thousands).

                                                                Three Months Ended           Nine Months Ended
                                                                     June 30,                    June 30,
                                                             ---------------------        --------------------
                                                               2007           2006          2007         2006
                                                             ------         ------        ------        ------

Net Income                                                   $1,617         $1,926        $5,125        $5,518
Realized gains, net of tax                                        -              -           (57)          (23)
Unrealized loss, net of tax                                    (304)          (198)          (15)         (544)
                                                             ------         ------        ------        ------
Total comprehensive income                                   $1,313         $1,728        $5,053        $4,951
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

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements-but has its use can lead to the accumulation of misstatement in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

FIN 48 - In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company has not yet determined the effect of adopting FIN 48 on its consolidated financial statements.

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

EITF 06-04 - In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer. EITF is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has not yet determined the impact, if any, of adopting EITF 06-4 on its consolidated financial statements.

EITF 06-05 - In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-5 "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4." The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has not yet determined the impact, if any, of adopting EITF 06-5 on its consolidated financial statements.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company has not determined, the impact, if any, of adopting this Statement on the consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION

The Company's total assets at June 30, 2007 and September 30, 2006 totaled $714.1 million and $685.8 million, respectively, an increase of $28.3 million or 4.2%.

Securities available-for-sale totaled $53.3 million and securities held to maturity totaled $33.5 million at June 30, 2007, which combined represents a decrease of $15.4 million or 15.1% as compared to September 30, 2006.

Loans receivable totaled $552.7 million at June 30, 2007, which represented an increase of $32.2 million or 6.2% compared to September 30, 2006. The increase was due primarily to growth in the commercial and consumer loan portfolio.

Total deposits, after interest credited, at June 30, 2007 were $567.7 million, which represents an increase of $30.2 million or 5.6% as compared to September 30, 2006.

Advances decreased $3.8 million or 4.9% as compared to the amount at September 30, 2006. The decrease was due primarily to growth in deposits.

Stockholders' equity was $65.7 million at June 30, 2007 and $63.9 million at September 30, 2006. Earnings for the nine months were partially offset by dividends and stock repurchases.

COMPARISON  OF EARNINGS  FOR THE THREE AND NINE  MONTHS  ENDED JUNE 30, 2007 AND
2006

Net Income. The Company had net income of $1,617,000 or $0.71 per diluted share, and $5,125,000 or $2.25 per diluted share, for the three and nine months ended June 30, 2007 as compared to net income of $1,926,000 or $0.84 per diluted share, and $5,518,000 or $2.39 per share, for the three and nine month periods ended June 30, 2006, respectively.

Total Interest Income. Total interest income increased $1.0 million or 10.1% and $3.0 million or 10.3% for the three and nine months ended June 30, 2007, respectively, as compared to the same periods ended June 30, 2006. The average balance of loans increased in the 2007 periods as compared to the 2006 periods. In addition, the higher average balances for the 2007 periods were supported by an increase in the average yield on loans to 6.89% for the nine months ended June 30, 2007, from 6.54% for the same period in 2006 and an increase to 6.94% compared to 6.62% for the three month periods.

Total Interest Expense. Total interest expense increased $0.8 million or 18.6% and $2.4 million or 19.7%, respectively, for the three and nine month periods ended June 30, 2007 due to an increase in the average balances of interest-bearing deposits for the 2007 periods, offset by a decrease in average balances of FHLB advances for the 2007 periods, along with an increase in cost of funds from deposits.

Net Interest Income. Net interest income increased $182,000 or 3.2% and $599,000 or 3.6% for the three and nine month periods ended June 30, 2007, as compared to the same periods ended June 30, 2006. The increase in net interest income was primarily due to growth in both the yields and average balances on the portfolio of interest-bearing deposits, commercial and consumer loans.

Provision for Loan Losses. The provision for loan losses remained unchanged for the quarter at $60,000 and increased for the nine month period by $55,000, respectively, for periods ended June 30, 2007, as compared to the same periods in 2006, due primarily to management's assessment of the loan portfolio.

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

Management's judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank's historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. Non-performing loans as a percent of total loans were 0.59% at June 30, 2007, compared to 0.74% at September 30, 2006 and 0.50% at June 30, 2006.

Non-Interest Income. Total non-interest income increased $257,000 and $1,166,000 for the three and nine month periods ended June 30, 2007, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2006. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Non-Interest Expense. Total non-interest expense increased $909,000 and $2,166,000, respectively, during the three and nine months ended June 30, 2007, as compared to the same periods in 2006 due primarily to increased expenses associated with annual compensation adjustments, additional commercial loan staff, increased cost of stock benefit, retirement and incentive plans and an increase in marketing expense.

Income Tax Expense. Income tax expense as a percentage of net income before income tax expense remained relatively stable for the three and nine months periods.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At June 30, 2007, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                Amount             Percent
                                                ------             -------
                                            (In thousands)

Tangible capital.....................           $54,692              7.70%
Tangible capital requirement.........            10,652              1.50%
                                                -------              ----
Excess over requirement..............           $44,040              6.20%
                                                =======              ====

Core capital.........................           $54,692              7.70%
Core capital requirement.............            28,405              4.00%
                                                -------              ----
Excess over requirement..............           $26,287              3.70%
                                                =======              ====

Risk based capital...................           $59,465             12.71%
Risk based capital requirement.......            37,352              8.00%
                                                -------              ----
Excess over requirement..............           $22,113              4.74%
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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas ("FHLB"). As of June 30, 2007, FHLB borrowed funds totaled $73.6 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

                                                    At or For the                    At or For the
                                                 Three Months Ended                Nine Months Ended
                                                      June 30,                          June 30,
                                                 ---------------------             ---------------------
                                                 2007(1)       2006(1)             2007(1)       2006(1)
                                                 -------       -------             -------       -------

Return on average assets...................       0.91%         1.11%               0.97%         1.07%
Return on average equity...................       9.79%        12.40%              10.56%        11.91%
Average interest rate spread...............       3.20%         3.23%               3.16%         3.21%
Nonperforming assets to total assets.......       0.58%         0.59%               0.58%         0.59%
Nonperforming loans to total loans.........       0.60%         0.50%               0.60%         0.50%
Average net interest margin................       3.53%         3.53%               3.54%         3.50%
Tangible book value per share..............     $28.06        $26.17              $28.06        $26.17

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2007. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors disclosed in the Company's Form 10-K for the year ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2007:


                             (a) Total                       (c) Total Number of          (d) Maximum Number
                             Number of      (b) Average       Shares (or Units)          (or Approximate Dollar Value)
                             Shares (or     Price Paid       Purchased as Part of        Shares (or Units) that May
                              Units)        per Share        Publicly Announced          Yet Be Purchased Under the
Period                       Purchased      (or Unit)        Plans or Programs              Plans or Programs
------                       ---------      ---------        -----------------              -----------------
April 1-30, 2007                   -           $    -                  -                                -
May 1-31, 2007                     -                -                  -                                -
June 1-30, 2007               10,000            45.00             10,000                           21,900
                              ------           ------             ------                           ------
Total                         10,000           $45.00             10,000                           21,900
                              ======           ======             ======                           ======

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

                             TECHE HOLDING COMPANY


Date:  August 14, 2007       By:  /s/Patrick O. Little
                                  ----------------------------------------------
                                  Patrick O. Little
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date:  August 14, 2007       By:  /s/J. L. Chauvin
                                  ----------------------------------------------
                                  J. L. Chauvin
                                  Senior Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)