Form 10-K
period 2007-09-30
TECHE HOLDING CO
filed 2007-12-31
CIK 934538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2007
                                                       - or -
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from  ___________________ to _______________.

                           Commission Number: 1-13712

                              TECHE HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             United States                               72-1287456
--------------------------------------      ------------------------------------
    (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

     1120 Jefferson Terrace, New Iberia, Louisiana             70560
-----------------------------------------------------   --------------------
        (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:     (337) 560-7151
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
---------------------------------      -----------------------------------------
    Common Stock, $0.01 par value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None
                                                              ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the American Stock Exchange on March 31, 2007, was $70.0 million.

         As of December 18, 2007 there were 2,205,699 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the 2007 Annual Report to Stockholders (Parts I, II and IV)
2. Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business
----------------

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

         The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge, St. Landry and Ascension Parishes, Louisiana (the "primary market area"). Teche federal operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has nineteen other offices. As of September 30, 2007, the Bank had 226 full-time and 95 part-time employees.

         The Company and the Bank are subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission.

Market Area/Competition

         Teche Federal's home office is located in Franklin, St. Mary Parish, Louisiana. The Bank also has branch offices in the Parishes of Iberia, St. Martin, Lafayette, Terrebonne, Lafourche, St. Landry, East Baton Rouge and Ascension, Louisiana.

         The regional economy is dependent to a certain extent on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. Economic downturns in the past have caused a decrease in loan originations and an increase in nonperforming assets. However, the metropolitan Lafayette area, which is the fourth largest city in Louisiana, has experienced sustained growth and is the home to the University of Louisiana at Lafayette, several hospitals and various small-to medium-size businesses, and has provided the Bank with increased lending opportunities.

         The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from other financial institutions in its primary market area, including savings banks, commercial banks and savings associations, credit unions and investment and mortgage brokers in serving its primary market area. The Bank also originates mortgage loans through its branch offices, secured by properties throughout its primary market area and other locations in Louisiana.

Lending Activities

         The Bank's lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank's primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, alternative mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and commercial loan portfolios, consumer loans and alternative mortgage loans for retention in the Company's loan portfolio. Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank's standard loan underwriting criteria. At September 30, 2007, SmartGrowth Loans totaled $375.5 million or 66.2 % of total loans.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                             At September 30,
                                   -------------------------------------------------------------------------------------------------
                                          2007                2006                2005                2004               2003
                                   -------------------- --------------------- ------------------ ------------------- ---------------
                                             Percent              Percent            Percent             Percent             Percent
                                    Amount   of Total    Amount  of Total     Amount of Total    Amount of Total     Amount of Total
                                   ------------------ ------------------- ------------------ ------------------- -------------------
                                                                          (Dollars in Thousands)
One- to four-family mortgage loans  $298,092   52.50%   $290,453   55.25%   $298,229  60.45%   $313,175   65.77%   $242,726   67.23%
Multi-family mortgage loans           24,540    4.33      20,756    3.95      19,636   3.98       7,503    1.58       6,854    1.90
Land loans                            28,376    5.01      21,812    4.15      13,991   2.84      11,758    2.47       7,743    2.14
Construction loans                    10,853    1.92       9,358    1.78      13,308   2.70      16,713    3.51      13,546    3.75
Commercial real estate loans          75,961   13.39      59,474   11.31      46,877   9.50      32,342    6.79      19,786    5.48
Commercial non-real estate loans      15,378    2.71      21,262    4.05      10,607   2.15       7,756    1.63       3,457    0.96
Home equity loans                     51,240    9.03      53,202   10.12      49,348  10.00      45,259    9.51      41,770   11.57
Loans on savings accounts              5,939    1.05       5,223    0.99       5,111   1.04       4,184    0.88       4,247    1.18
Mobile home loans                     48,144    8.49      35,242    6.70      25,439   5.16      22,528    4.73      14,693    4.08
Other secured and unsecured loans      8,883    1.57       8,911    1.70      10,767   2.18      14,913    3.13       6,164    1.71
                                    --------  ------    --------  ------    -------- ------    --------  ------    --------  ------
    Total loans                      567,406  100.00%    525,693  100.00%    493,313 100.00%    476,131  100.00%    360,986  100.00%
                                              ======              ======             ======              ======              ======
Less:
 Allowance for loan losses             5,083               4,890               5,151              4,365               3,397
 Deferred loan fees, net                 335                 300                 346                439                 459
                                    --------            --------            --------           --------            --------
     Net loans                      $561,988            $520,503            $487,816           $471,327            $357,130
                                    ========            ========            ========           ========            ========

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's construction loans and commercial real estate loans at September 30, 2007. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.

                                                                  Commercial
                                               Construction       Real Estate
                                                  Loans              Loans
                                               ------------      -----------
                                                      (In Thousands)

Amounts due:
 1 year or less                                   $     -         $ 5,493
 After 1 year:
   1 year to 5 years                                    -          43,648
   More than 5 years                               10,853          26,820
                                                  -------         -------
    Total due after September 30, 2007            $10,853         $70,468
                                                  -------         -------

    Total amount due                              $10,853         $75,961
                                                  =======      ===========

         The following table sets forth the dollar amount of the Bank's construction loans and commercial real estate loans due after September 30, 2008 that have pre-determined interest rates and that have floating or adjustable interest rates.

                                                          Floating or
                                                          Adjustable
                                             Fixed Rates     Rates         Total
                                             -----------    -------      -------
                                                         (In Thousands)
Construction loans                             $ 9,623      $ 1,230      $10,853
Commercial real estate loans                    54,062       21,899       75,961
                                               -------      -------      -------
         Total                                 $63,685      $23,129      $86,814
                                               =======      =======      =======

         One- to Four-Family Residential Real Estate Loans. Teche Federal generally originates single-family owner occupied residential mortgage loans in amounts up to 80% of the lower of the appraised value or selling price of the property securing the loan. The Bank also originates such loans in amounts up to 100% of the lower of the appraised value or selling price of the mortgaged property, provided that private mortgage insurance is provided on the amount in excess of 90% of the lesser of the appraised value or selling price.

         The Bank offers  fixed-rate  and  adjustable-rate  mortgage  loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $46.9 million of fixed-rate mortgage loans during the year ended September 30, 2007.

         Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet the Bank's standard loan underwriting criteria due to, among other things, higher loan to value ratios, lack of private mortgage insurance, weaker credit characteristics of the borrower, absence of credit history or the non-conforming nature of the property securing the loan. Because these loans may have higher credit risks, they also provide higher yields to the Bank. Underwriting criteria for these loans require sufficient mitigating factors, such as higher FICO scores and/or additional equity, to minimize the additional credit risk associated with these types of loans. In addition, the Bank does not originate exotic loans, such as interest only ARMS. At September 30, 2007, alternative mortgage loans comprised $84.3 million, or 14.9%, of the total loan portfolio.

         Construction Loans. The Bank's construction loans have primarily been made to finance the construction of single-family owner occupied residential properties and, to a limited extent, single family housing for sale by contractors. Construction loans generally are made to customers of the Bank in its primary market area. The Bank offers construction loans in amounts up to 80% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans to individuals generally do not pay off at completion of the construction phase, but are automatically transferred to the Bank's one- to four-family residential portfolio. These single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced for the construction during the construction phase (normally for a period of up to nine months) at the end of which time the construction loan converts to a mortgage loan.

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

         Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In accordance with the Bank's classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2007 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $22.6 million, with no single loan larger than $8.3 million.

         Commercial Non-real Estate Loans. At September 30, 2007, the Bank had $15.4 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank's market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

         Land Loans. At September 30, 2007, the Bank had $28.4 million invested in residential lot loans to individuals.

         Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2007, home equity mortgage loans totaled $51.2 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values up to 125% of collateral, however, such loans are generally for shorter terms. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

         Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank's assets.

         Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2007, the Bank had $5.9 million of loans secured by deposits.

         At September 30, 2007, the Bank had $4.7 million and $48.1 million of automobile and mobile home loans, respectively.

         Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, which benefits the Bank's interest rate risk management. However, consumer loans generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. These loans may also give rise to defenses by the borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral.

         Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $9.0 million as of September 30, 2007.

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

                                                                                  At September 30,
                                                                    ----------------------------------------------
                                                                     2007      2006      2005      2004      2003
                                                                    ------    ------    ------    ------    ------
                                                                                 (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Mortgage loans:
    Loans secured by one- to four-family residences                 $1,715    $1,704    $3,283    $  989    $  633
    All other mortgage loans                                           442       749       100       911       114
    Consumer                                                           481       363       541       558       225
                                                                    ------    ------    ------    ------    ------
    Total                                                           $2,638    $2,816    $3,924    $2,458    $  972
                                                                    ======    ======    ======    ======    ======
 Accruing loans which are contractually past
   due 90 days or more:
 Mortgage loans:
    Loans secured by one- to four-family residences                 $1,157    $1,096    $  852    $1,391    $    -
    All other mortgage loans                                             -         -        75        48       733
    Consumer                                                            67        10       145        10         -
                                                                    ------    ------    ------    ------    ------
    Total                                                           $1,224    $1,106    $1,072    $1,449    $  733
                                                                    ======    ======    ======    ======    ======
Total non-performing loans                                          $3,862    $3,922    $4,996    $3,907    $1,705
                                                                    ======    ======    ======    ======    ======

Real estate owned                                                   $1,218    $1,066    $  270    $  194    $  269
                                                                    ======    ======    ======    ======    ======
Total non-performing assets                                         $5,080    $4,988    $5,266    $4,101    $1,974
                                                                    ======    ======    ======    ======    ======
 Total non-performing loans to total loans
      outstanding before allowance                                    0.69%     0.75%     1.01%     0.82%     0.47%
                                                                    ======    ======    ======    ======    ======
Total non-performing loans to total assets                            0.54%     0.57%     0.74%     0.60%     0.32%
                                                                    ======    ======    ======    ======    ======
Total non-performing assets to total assets                           0.71%     0.73%     0.78%     0.63%     0.37%
                                                                    ======    ======    ======    ======    ======

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not significant for the year ended September 30, 2007.

         Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value less estimated costs to sell at the date of foreclosure. At September 30, 2007, the Bank had REO with a net balance of $1.2 million.

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

         It should be understood that estimates of loan losses involve an exercise of judgment. While it is possible that in particular periods the Company may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance of loan losses reflected in the consolidated balance sheets is adequate to absorb losses in the existing loan portfolio.

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

                                                                      At September 30,
                            -------------------------------------------------------------------------------------------------------
                                 2007                  2006                  2005                 2004               2003
                            ------------------- --------------------- --------------------  -------------------  ------------------
                                    Percent of            Percent of            Percent of          Percent of          Percent of
                                    Loans to              Loans to              Loans to            Loans to            Loans to
                            Amount Total Loans   Amount  Total Loans   Amount  Total Loans  Amount  Total Loans  Amount Total Loans
                            ------ -----------   ------  -----------   ------  -----------  ------  -----------  ------ -----------
                                                                     (Dollars in Thousands)
At end of year allocated to:
One- to four-family        $   999      52.54%  $ 1,058       55.25%  $ 1,978       60.45% $ 1,385      65.77%  $ 1,112      67.23%
 Multi-family and
   commercial real estate    1,881      17.71     1,747       15.26     1,447       13.48    1,300       8.37     1,106       7.38
Construction                    36       1.91        34        1.78        50        2.70       50       3.51        62       3.75
Home equity                    510       9.03       778       10.12       658       10.00      675       9.51       515      11.57
Consumer and other loans     1,657      18.81     1,273       17.59     1,018       13.37      955      12.84       602      10.07
                           -------------------  -------- -----------  -------- ----------- -------- ----------  ------- -----------
Total allowance            $ 5,083     100.00%  $ 4,890      100.00%  $ 5,151      100.00% $ 4,365     100.00%  $ 3,397     100.00%
                           ===================  ======== ===========  ======== =========== ======== ==========  ======= ===========

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated:

                                                                   At September 30,
                                            -------------------------------------------------------------
                                               2007         2006         2005         2004         2003
                                            ---------    ---------    ---------    ---------    ---------
                                                                (Dollars in Thousands)
Total loans outstanding, net                $ 561,988    $ 520,503    $ 487,816    $ 471,327    $ 357,130
                                            =========    =========    =========    =========    =========
Average loans outstanding                   $ 547,740    $ 503,252    $ 498,193    $ 404,379    $ 349,738
                                            =========    =========    =========    =========    =========

Allowance balances (at beginning of year)   $   4,890    $   5,151    $   4,365    $   3,397    $   3,459
                                            ---------    ---------    ---------    ---------    ---------
Acquisition                                         -            -            -          973            -
                                            ---------    ---------    ---------    ---------    ---------
Provision                                         605          210          950           60           75
                                            ---------    ---------    ---------    ---------    ---------
Charge offs:
  Residential real estate mortgage loans:
   One- to four-family units                     (175)        (333)        (122)         (14)         (78)
  Construction loans                                -         (268)           -            -          (49)
   Multi-family and commercial
       real estate loans                            -           (1)           -            -          (20)
  Land loans                                      (23)          (7)         (16)          (2)        --
 Other                                           (230)         (98)         (39)         (99)        (168)
                                            ---------    ---------    ---------    ---------    ---------
    Total charge-offs                            (428)        (707)        (177)        (115)        (315)
Recoveries
  Residential real estate mortgage loans:
   One- to four-family units                        5           45            9           10           66
  Construction loans                                -           64            -            -            6
   Multi-family and commercial
        real estate loans                           -           90            -            -            1
  Land loans                                        -            -            1            -            -
 Other                                             11           37            3           40          105
                                            ---------    ---------    ---------    ---------    ---------
    Total recoveries                               16          236           13           50          178
                                            ---------    ---------    ---------    ---------    ---------
 Net (charge-offs)                               (412)        (471)        (164)         (65)        (137)
                                            ---------    ---------    ---------    ---------    ---------
Allowance balance (at end of year)          $   5,083    $   4,890    $   5,151    $   4,365    $   3,397
                                            =========    =========    =========    =========    =========

 Allowance for loan losses to total loans
      outstanding before allowance               0.89%        0.93%        1.04%        0.92%        0.94%
 Net loans charged off as a percent of
      average loans outstanding before
      allowance                                  0.08%        0.09%        0.03%        0.02%        0.04%


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

         The Company's investments in mortgage-backed securities and CMO's include securities issued by government agencies, private issuers and financial institutions. At September 30, 2007, the Company's investment in CMO's did not include any residual interest or interest-only or principal-only securities. As a matter of policy, the Company does not invest in residual interests of CMO's or interest-only and principal-only securities. The CMO's held by the Company at September 30, 2007 consisted of floating rate and fixed rate tranches. Generally, private issued CMO's tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2007, the Bank had CMO's with an aggregate estimated market value of $4.5 million, all of which were privately issued. To minimize the risk of private issued CMO's, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments and FHLB stock at the dates indicated.

                                                        At September 30,
                                                  ------------------------------
                                                    2007       2006       2005
                                                  --------   --------   --------
                                                         (In Thousands)
Investment securities issued by U.S.
 Government agencies and corporations             $  3,219   $  3,147   $  3,178
FHLB Stock                                           4,343      4,185      6,567
Mortgage-backed securities                          59,594     76,152     84,332
ARM mutual fund                                     15,674     15,788     15,560
CMO's                                                4,475      5,389      7,183
Municipal obligations                                   25         31         38
Equity securities                                      515      1,753      1,459
                                                  --------   --------   --------
   Total investment and mortgage-backed             87,845    106,445    118,317
     securities
Interest-bearing deposits                            7,473      1,803     18,666
                                                  --------   --------   --------
  Total investments                               $ 95,318   $108,248   $136,983
                                                  ========   ========   ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values and weighted average yields of the Bank's securities portfolios by scheduled maturity date at September 30, 2007. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ. Securities with no maturity date (FHLB stock and equity securities) are shown under the total investments column only. The total investments carrying value differs from the total amortized cost because available for sale securities are carried at their fair value instead of their amortized cost while the carrying value of held to maturity securities is equal to their amortized cost.

                                                                As of September 30, 2007
                             -------------------------------------------------------------------------------------------------------
                              One Year or Less   One to Five Years Five to Ten Years More than Ten Years   Total Investments
                             ------------------  ----------------- ----------------- ------------------ ----------------------------
                              Carrying  Average   Carrying Average  Carrying Average  Carrying Average  Carrying  Average Amortized
                               Value    Yield      Value   Yield     Value   Yield     Value   Yield     Value     Yield     Cost
                             ---------  -------  --------- ------- --------- ------- --------- ------- ------------------ ----------
                                                                  (Dollars in Thousands)
Investment securities issued by
  U.S. government agencies
  and corporations            $     -       -%   $ 3,219    4.27%  $      -       -% $      -       -%  $  3,219    4.27%  $  3,275
Mortgage-backed securities
  available for sale(1)             -       -%     2,143    3.19%     8,934    4.08%   16,662    4.56%    27,739    4.30%    28,589
Mortgage-backed securities
  held-to-maturity                  -       -%         -       -%     6,249    4.27%   25,606    5.14%    31,855    4.96%    31,855
ARM mutual fund                15,674    5.50%         -       -%         -       -%        -       -%    15,674    5.50%    16,133
CMO's(1)                            -       -%         -       -%         -       -%    4,475    4.68%     4,475    4.68%     4,687
FHLB stock                          -       -%         -       -%         -       -%        -       -%     4,343    5.25%     4,343
Municipal obligations(2)            -       -%        25    4.75%         -       -%        -       -%        25    4.75%        25
Equity securities                   -       -%         -       -%         -       -%        -       -%       515    1.63%       457
                             -------- -------   --------    ----   --------    ----  --------    ----   --------    ----   --------
      Total                  $ 15,674    5.50%   $ 5,387    3.84%  $ 15,183    4.16% $ 46,743    4.89%  $ 87,845    4.80%  $ 89,364
                             ========== ================    ====   ========    ====  ========    ====   ========    ====   ========

__________________________
(1)  Does not assume prepayments.
(2) Yields on municipal obligations have not been computed on a tax equivalent basis.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $276.9 million at September 30, 2007.

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

         Non-interest bearing demand accounts constituted $54.4 million, or 9.8% of the Bank's deposit portfolio at September 30, 2007. Money market accounts and NOW accounts constituted $170.6 million, or 30.7% of the Bank's deposit portfolio at September 30, 2007. Regular savings accounts constituted $51.9 million, or 9.3% of the Bank's deposit portfolio at September 30, 2007. Certificates of deposit constituted $278.7 million or 50.2% of the deposit portfolio, including $108.4 million of which had balances of $100,000 and over. As of September 30, 2007, the Bank had no brokered deposits.

         Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2007.

                                     Certificates              Weighted
                                      of Deposit            Interest Rate
                                     ----------             -------------
Maturity Period:                      (In Thousands)
----------------------------------
3 months or less                    $    23,346                   4.68%
Over 3 through 6 months                  16,490                   4.63
Over 6 through 12 months                 34,728                   4.70
Over 12 months                           33,800                   4.72
                                    -----------              ---------
Totals                              $   108,364                   4.69%
                                    ===========              =========

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2007, Teche Federal had $89.8 million in advances outstanding from the FHLB of Dallas and $159.6 million available for future borrowings.

         The following table sets forth certain information regarding the Bank's short term advances at or for the years ended on the dates indicated:


                                                     At or For the Year Ended
                                                          September 30,
                                                  -----------------------------
                                                   2007       2006       2005
                                                  -------    -------    -------
                                                      (Dollars in Thousands)
FHLB advances:
 Average balance outstanding                      $13,520    $11,496    $33,961
    Maximum amount outstanding at any
        month-end during the year                  27,953     15,797     65,059
 Balance outstanding at end of year                27,953     10,191     15,962
 Weighted average interest rate during the year      5.08%      4.95%      3.38%
 Weighted average interest rate at end of year       4.86%      5.10%      4.69%

Subsidiary Activity

         The only subsidiary of the Company is Teche Federal Bank. As of September 30, 2007, the Bank had one inactive subsidiary: Family Investment Services, Inc. ("FISI") which had total assets of approximately $184,000, consisting primarily of cash.

Regulation

         Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Holding Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision (the "OTS"). As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission (the "SEC").

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("SOX") was enacted to address corporate and accounting fraud and implemented various reforms addressing, among other matters, corporate governance, auditing and accounting. The SEC has promulgated new regulations pursuant to SOX and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of SOX. The passage of SOX by Congress and the implementation of new regulations by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with SOX and corresponding regulations has and may further increase the Company's expenses.

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

Regulation of the Bank

         General. As a federally chartered, Federal Deposit Insurance Corporation ("FDIC") insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits to applicable limits. Despite the FDIC's authority to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act") resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         As authorized, the FDIC sets the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. The Bank's initial one-time assessment credit balance was $431,782 as of October 16, 2006. At June 30, 2007, the FDIC applied $74,371 against our quarterly insurance payment computation, and $74,182 at September 30, 2007. We still have an additional credit balance of $283,228 at September 30, 2007. The credit balance should be used up sometime in late 2008.

         Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Assessments for institutions in Risk Categories II, III and IV will be at annual rates of 10, 28 and 43 basis points, respectively.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings associations that receive the highest supervision rating for safety and soundness and 4% of total adjusted assets for all other associations, and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets. The Bank's capital levels can be found at Note 18 to the Consolidated Financial Statements included as part of
Exhibit 13 to this report. In assessing an institution's capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

         The Bank is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities that, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Bank or the Company.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2007, the Bank was in compliance with its QTL requirement with 73.49% of its assets invested in QTIs.

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

Item 1A. Risk Factors
---------------------

The following is a summary of what the Company perceives to be the material risks related to an investment in the Company's securities.

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

         Several years ago market interest rates were at historically low levels. However, between June 2004 and June 2007, the U.S. Federal Reserve steadily increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25%. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, did not increased proportionately. This led to a "flattening" of the market yield curve, which even "inverted" at times as short-term rates exceeded long-term rates over an intermediate maturity horizon. The relatively flat yield curve has hurt our net interest rate spread and net interest margin because the interest rates we pay on our deposits have repriced upwards faster than the interest rates that we earn on our loans and investments. The federal funds rate was lowered in September, October, and December 2007, for an aggregate decrease of 100 basis points. At present, the curve continues, however, to be relatively flat.

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

         A substantial amount of our loans are to individuals and businesses in our primary market area. The regional economy is dependent to a certain extent on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank's loan portfolio. Economic downturns in the past have caused a decrease in loan originations and an increase in nonperforming assets.

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

Item 1B. Unresolved Staff Comments
----------------------------------

         Not applicable.

Item  2. Description of Properties
----------------------------------

         The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has nineteen other offices. The Bank's total investment in office property and equipment was $37.9 million with a net book value of $26.1 million at September 30, 2007.

Item 3. Legal Proceedings
-------------------------

         At September 30, 2007, neither the Company nor its subsidiaries were involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
-------------------------------  --------------  -------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under the heading "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2007 (the "Annual Report") and is incorporated herein by reference.

         Set  forth  below  is   information   regarding  the  Company's   stock
repurchases during the fourth quarter of the fiscal year ended September 30, 2007.

                                                 ISSUER PURCHASES OF EQUITY SECURITIES
                                                                                               (d)
                                                                        (c)               Maximum Number
                                   (a)                             Total Number of        (or Approximate
                                  Total             (b)           Shares (or Units)       Dollar Vlaue) of
                                  Number          Average         Purchased as Part       Shares (or Units)
                                of Shares        Price Paid          of Publicly           that May Yet be
                                (or Units)       Per Share         Announced Plans       Purchased Under the
                                Purchased        or (Unit)           or Programs          Plans or Programs
                               -------------  ---------------  ---------------------- ------------------------

July 1-31, 2007                           -                -                       -                   62,900
August 1-31, 2007                     1,400            42.00                   1,400                   61,500
September 1-30, 2007                      -                -                       -                   61,500
                               -------------    -------------  ----------------------
     Total                            1,400   $        42.00                   1,400
                               =============    =============  ======================

Item 6. Selected Financial Data
-------------------------------

         The above-captioned information appears under the heading "Selected Financial Data" in the Annual Report and is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The above-captioned information appears under the heading "Asset and Liability Management - Interest Rate Sensitivity Analysis" in the Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         The Company's consolidated financial statements, together with the report thereon by Dixon Hughes PLLC, and the supplementary financial information appear in the Annual Report and are incorporated herein by reference.

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

Item 9B. Other Information
--------------------------

         Not applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

         The information that appears under the headings "Directors and Executive Officers of the Company" and "Corporate Governance" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held in January 2008 (the "Proxy Statement") is incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code will be furnished without charge upon written request to the Secretary, Teche Holding Company, 1120 Jefferson Terrace Boulevard, New Iberia, Louisiana 70560.

Item 11. Compensation
---------------------

         The above-captioned information appears under the headings "Compensation Discussion and Analysis," "Named Executive Officer Compensation" and "Director Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

    (a)  Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is information as of September 30, 2007 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                                      EQUITY COMPENSATION PLAN INFORMATION

                                                  (a)                         (b)                          (c)
                                                                                                    Number of Securities
                                          Number of Securities                                     Remaining Available for
                                           to be Issued Upon            Weighted-Average            Future Issuance Under
                                              Exercise of               Exercise Price of            Equity Compensation
                                          Outstanding Options,         Outstanding Options,      Plans (Excluding Securities
                                          Warrants and Rights          Warrants and Rights          Reflected in Column (a))
                                         ---------------------         --------------------      ---------------------------
Equity compensation plans
   approved by shareholders:                      152,385                $         32.61                         234,761
Equity compensation plans not
   approved by stockholders:                       44,978                          23.06                               -
                                         ----------------                ---------------                ----------------
    Total                                         197,363                $         30.43                         234,761
                                         ================                ===============                ================

         For information regarding the material features of the Registrant's equity compensation plans, see Note 15 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

     (b) Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the first table appearing within the Proxy Statement, which shows the number of shares of the Company's common stock owned by all persons and entities who were known by the Company to be beneficial owners of more than 5% of the Company's outstanding common stock as of the voting record date for the Registrant's Annual Meeting of Stockholders to be held in January 2008.

     (c) Security Ownership of Management

         Information required by this item is incorporated herein by reference to the section captioned "Directors and Executive Officers of the Company" in the Proxy Statement.

     (d) Changes in Control

         Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
Independence
------------

         The above-captioned information appears under the heading "Certain Relationships and Related Transactions and Director Independence" in the Proxy Statement and is incorporated herein by reference.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a) The following documents are filed as a part of this report:

         (1)  The  following   financial   statements  and  the  report  of  the
independent registered public accounting firm are included in the Annual Report are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2007 and 2006
Consolidated Statements of Income For the Years Ended September 30, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)      Exhibits

                  The following exhibits are filed as part of this report:

          3.1   Articles of Incorporation of Teche Holding Company*
          3.2   Bylaws of Teche Holding Company*
          4     Stock Certificate of Teche Holding Company*
          10.1  Teche Federal Savings Bank Management Stock Plan**
          10.2  Teche Holding Company 1995 Stock Option Plan**
          10.3  Teche Holding Company 1997 Stock Option Plan***
          10.4  Teche Holding Company 1998 Stock Option Plan***
          10.5  Teche Holding Company Stock Option Agreement with Scott Sutton****
          10.6  Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
          10.7  Teche Holding Company 2001 Stock-Based Incentive Plan*****
          10.8  Teche Holding Company 2004 Stock-Based Incentive Plan******
          10.9  Employment Agreement between Teche Holding Company and Patrick O. Little
          10.10 Employment Agreement between Teche Federal Bank and Patrick O. Little
          10.11 Teche Federal Bank Change in Control Severance Agreement for executive officers
          11    Statement  regarding  computation of earnings per share (see Note 14 to the Consolidated
                Financial Statements in the Annual Report)
          13    Annual Report to Stockholders for the fiscal year ended September 30, 2007
          21    Subsidiaries of the Registrant (see "Item 1 Business - Subsidiary Activity" herein)

          23   Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm
          31   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32   Certification pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

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

                                                              TECHE HOLDING COMPANY


Dated: December 31, 2007                                              /s/Patrick O. Little
                                                                      ----------------------------------------------
                                                              By:     Patrick O. Little
                                                                      President, Chief Executive Officer
                                                                      and Chairman of the Board
                                                                      (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 31, 2007.


/s/Patrick O. Little                                          /s/J.L. Chauvin
--------------------------------------------------------      ------------------------------------------------------
Patrick O. Little                                             J.L. Chauvin
President, Chief Executive Officer                            Director, Senior Vice President and Treasurer
and Chairman of the Board                                     (Principal Financial and Accounting Officer)
(Principal Executive Officer)


/s/Ernest Freyou                                              /s/Donelson T. Caffery, Jr.
--------------------------------------------------------      ------------------------------------------------------
Ernest Freyou                                                 Donelson T. Caffery, Jr.
Director                                                      Director


/s/Mary Coon Biggs                                            /s/W. Ross Little, Jr.
--------------------------------------------------------      ------------------------------------------------------
Mary Coon Biggs                                               W. Ross Little, Jr.
Director                                                      Director and Secretary


/s/Henry L. Friedman                                          /s/Thomas F. Kramer
--------------------------------------------------------      ------------------------------------------------------
Henry L. Friedman                                             Thomas F. Kramer
Director                                                      Director


/s/Robert Judice, Jr.                                         /s/Robert L. Wolfe, Jr.
--------------------------------------------------------      ------------------------------------------------------
Robert Judice, Jr.                                            Robert L. Wolfe, Jr.
Director                                                      Director
