Form 10-Q
period 2007-12-31
TECHE HOLDING CO
filed 2008-02-14
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-25538

TECHE HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Louisiana	72-128746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Willow Street, Franklin, Louisiana	70538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (337) 365-0366

N/A
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer ☐ Accelerated filed	☐ Non-accelerated filer ☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 8, 2008.

Class	2,212,222
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	At December 31, 2007	At September 30, 2007*
ASSETS
Cash and due from banks	$16,318	$14,338
Interest-bearing deposits	4,690	7,473
Securities available-for-sale, at estimated fair value (amortized cost of $51,593 and $53,166)	50,520	51,647
Securities held-to-maturity, at amortized cost (estimated fair value of $30,365 and $31,170)	30,504	31,855
Loans receivable, net of allowance for loan losses of $5,261 and $5,083	579,711	561,988
Accrued interest receivable	2,866	2,952
Investment in Federal Home Loan Bank stock, at cost	5,155	4,343
Real estate owned, net	1,202	1,218
Prepaid expenses and other assets	2,430	2,268
Goodwill	3,647	3,647
Life insurance contracts	11,645	11,492
Premises and equipment, at cost, less accumulated depreciation	26,742	26,146
TOTAL ASSETS	$735,430	$719,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$558,554	$555,569
Advances from Federal Home Loan Bank	102,436	89,756
Advance payments by borrowers for taxes and insurance	1,722	2,208
Accrued interest payable	1,269	1,441
Accounts payable and other liabilities	2,759	3,387
Total liabilities	666,740	652,361

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 10,000,000 shares authorized; 4,643,175 and 4,635,666 shares issued	46	46
Preferred stock, 5,000,000 shares authorized; none issued	-	-
Additional paid in capital	51,403	51,366
Retained earnings	63,998	62,646
Treasury stock ( 2,432,828 and 2,432,828 shares, at cost)	(46,049)	(46,049)
Accumulated other comprehensive loss	(708)	(1,003)
Total stockholders’ equity	68,690	67,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,430	$719,367

* Derived from Audited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended December 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$10,284	$9,116
Interest and dividends on investments	992	1,197
Other interest income	85	75
TOTAL INTEREST INCOME	11,361	10,388
INTEREST EXPENSE:
Deposits	4,058	3,748
Advances from Federal Home Loan Bank	1,175	961
TOTAL INTEREST EXPENSE	5,233	4,709
NET INTEREST INCOME	6,128	5,679

PROVISION FOR LOAN LOSSES	180	85

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,948	5,594

NON-INTEREST INCOME:
Service charges and other	3,710	3,296
Gain on the sale of securities	-	19
Other income	197	202
TOTAL NON-INTEREST INCOME	3,907	3,517

NON-INTEREST EXPENSE:
Compensation and employee benefits	3,693	3,282
Occupancy expense	1,396	1,348
Marketing and professional	790	691
Other operating expenses	1,113	1,065
TOTAL NON-INTEREST EXPENSE	6,992	6,386

INCOME BEFORE INCOME TAXES	2,863	2,725
INCOME TAXES	980	927
NET INCOME	$1,883	$1,798
BASIC EARNINGS PER COMMON SHARE	$0.85	$0.81
DILUTED EARNINGS PER COMMON SHARE	$0.84	$0.78

]

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,883	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	51	47
Provision for loan losses	180	85
Gain on sale of securities	-	(19)
Depreciation	361	313
Excess tax benefits from share-based payment arrangements	(90)	(35)
Decrease in accounts payable and other liabilities	(420)	(315)
Increase in prepaid expenses and other assets	(229)	(96)
Increase (decrease) in accrued interest payable	(171)	60
Other – net	(168)	104
Net cash provided by operating activities	1,397	1,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of securities available for sale	-	1,035
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	1,804	2,838
Purchase of equity securities	(200)	(1)
Principal repayments of securities held to maturity	1,349	1,803
Net loan originations	(14,440)	(1,154)
Purchase of loans	(3,474)	(8,240)
(Purchase of) FHLB Stock	(812)	(57)
Purchase of premises and equipment	(957)	(2,181)
Net cash used by investing activities	(16,730)	(5,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,986	8,338
Net increase in FHLB advances	12,679	1,740
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(486)	(1,020)
Proceeds from exercise of stock options	-	278
Dividends paid	(739)	(663)
Excess tax benefits from share-based payment arrangements	90	35
Purchase of common stock for treasury	-	(1,076)
Net cash provided by financing activities	14,530	7,632

NET INCREASE (DECREASE) IN CASH	(803)	3,617
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,811	17,528
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,008	$21,145

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	41	1,300
Loans originated to finance sale of real estate owned	-	17

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 2007and for the three month periods ended December 31, 2007 and 2006, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. The Company is a “smaller reporting company” as defined by Item 10 of Regulation S-K and its financial statements were prepared in accordance with instructions applicable for such companies.

NOTE 3 - INCOME PER SHARE

Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006

Weighted average number of common shares outstanding - used in computation of basic income per common share	2,210,000	2,219,000
Effect of dilutive securities:
Stock options	30,000	74,000
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,240,000	2,293,000

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company’s comprehensive income for the three months ended December 31, 2007 and 2006 (in thousands).

	For the Three Months Ended December 31,
	2007	2006

Net income	$1,883	$1,798
Realized gains, net of tax	-	(13)
Unrealized gain (loss), net of tax	295	100
Total comprehensive income	$2,178	$1,885

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

FIN 48 - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted the standard in the current quarter and determined that it had no uncertain tax positions for which a valuation allowance should be recorded. As a result of this determination, a previous reserve of approximately $200,000 was reversed against beginning of the period retained earnings as a cumulative effect adjustment.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended September 30, 2004 through 2007 are currently open to audit under statutes of limitation by the Internal Revenue Service and the State of Louisiana Department of Revenue.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company has not determined, the impact, if any, of adopting this Statement on the consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believe”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risk associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The Company’s consolidated results of operations are primarily dependent on the Bank’s net interest income, or the difference between the interest incomes earned on its loan, mortgage-backed securities and investment securities portfolios, and the interest expense paid on its savings deposits and other borrowings. Net interest income is affected not only by the difference between the yields earned on interest-earning assets and the costs incurred on interest-bearing liabilities, but also by the relative amounts of such interest-earning assets and interest-bearing liabilities.

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

Earnings of the Company also are significantly affected by economic and competitive conditions, particularly changes in interest rates, government policies and regulations of regulatory authorities. References to the “Bank” herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at December 31, 2007 and September 30, 2007 totaled $735.4 million and $719.4 million, respectively, an increase of $16 million or 2.2%.

Securities available-for-sale totaled $50.5 million and securities held to maturity totaled $30.5 million at December 31, 2007, which combined represents a decrease of $2.5 million or 3.0% as compared to September 30, 2007.

Loans receivable totaled $579.7 million at December 31, 2007, which represented an increase of $17.7 million or 3.2% compared to September 30, 2007. The increase was due primarily to growth in the commercial and consumer loan portfolio.

Total deposits, after interest credited, at December 31, 2007 were $558.6 million, which represents an increase of $3 million or 0.5% as compared to September 30, 2007.

Advances increased $12.7 million or 14.0% as compared to the amount at September 30, 2007. The increase was due primarily to funding needed to support the growth in loans.

Stockholders’ equity was $68.7 million at December 31, 2007 and $67.0 million at September 30, 2007. Earnings for the three months were partially offset by dividends.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Net Income. The Company had net income of $1.9 million or $0.84 per diluted share for the three months ended December 31, 2007 as compared to net income of $1.8 million or $0.78 per diluted share for the three months ended December 31, 2006.

Total Interest Income. Total interest income increased $1.0 million or 9.6% for the three months ended December 31, 2007, as compared to the same period ended December 31, 2006. The average balance of loans increased in the 2007 period as compared to the 2006 period. In addition, the higher average balance for the 2007 period was supported by an increase in the average yield on loans to 7.12% for the three months ended December 31, 2007, from 6.87% for the same period in 2006.

Total Interest Expense. Total interest expense increased $524,000 or 11.1% for the three month period ended December 31, 2007 due to an increase in the average balances of interest-bearing deposits for the 2007 period, along with an increase in average balances of FHLB advances for the 2007 period, along with a decrease in cost of funds from both advances and deposits.

Net Interest Income. Net interest income increased $449,000 or 7.9% for the three month period ended December 31, 2007, as compared to the same period ended December 31, 2006. The increase in net interest income was primarily due to increases in loan balances and loan yields offset somewhat by an increase in average FHLB advances.

Provision for Loan Losses. The provision for loan losses increased $95,000 for the three month period ended December 31, 2007, as compared to the same period in 2006, due primarily to management’s assessment of the performance of the loan portfolio.

Management periodically estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses. These estimates are made at least every quarter, and there have been no significant changes in the Company’s estimation methods during the current period.

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans.

Non-performing assets as a percent of total assets were 0.71% at December 31, 2007, compared to 0.71% at September 30, 2007 and 0.70% at December 31, 2006.

Non-Interest Income. Total non-interest income increased $390,000 for the three month period ended December 31, 2007, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same period in 2006. The increase is attributable to management’s continuing focus on charging appropriate fees for the Bank’s services and also to a higher volume of service charge transactions and accounts.

Non-Interest Expense. Total non-interest expense increased $606,000 during the three month period ended December 31, 2007, as compared to the same period in 2006 due primarily to increased payroll benefits, incentive pay, and normal compensation increases.

Income Tax Expense. Income tax expense as a percentage of net income increased slightly for the three month periods ended December 31, 2007 and 2006. Income tax expense increased $53,000 or 5.72% for the three month period ended December 31, 2007, as compared to the same period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At December 31, 2007, the Bank was in compliance with its three regulatory capital requirements as follows:

	Amount	Percent

Tangible capital	$53,570	7.34%
Tangible capital requirement	10,955	1.50%
Excess over requirement	$42,615	5.84%

Core capital	$53,570	7.34%
Core capital requirement	29,213	4.00%
Excess over requirement	$24,357	3.34%

Risk based capital	$58,352	12.05%
Risk based capital requirement	38,732	8.00%
Excess over requirement	$19,620	4.05%

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

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas (“FHLB”). As of December 31, 2007, FHLB borrowed funds totaled $102.4 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the Three Months Ended December 31,
	2007(1)	2006(1)
	(Unaudited)

Return on average assets	1.04%	1.05%
Return on average equity	11.16%	11.38%
Average interest rate spread	3.21%	3.16%
Nonperforming assets to total assets	0.71%	0.70%
Nonperforming loans to total loans	0.70%	0.68%
Average net interest margin	3.66%	3.51%
Tangible book value per share	$29.39	$27.41

__________

(1) Annualized where appropriate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective.

(b)

Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2007. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1–31, 2007	-	$-	-	61,500
November 1-30, 2007	-	-	-	61,500
December 1-31, 2007	-	-	-	61,500
Total	-	$-	-

The total number of shares repurchased during the quarter was directly related to the Company’s stock repurchase plan announced March 22, 2006, authorizing the repurchase of up to 113,000 shares. There is no expiration date for the authorized repurchase under this plan.

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

TECHE HOLDING COMPANY
Date: February 14, 2008	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2008	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
12