Form 10-Q
period 2008-03-31
TECHE HOLDING CO
filed 2008-05-15
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to_________________________

Commission file number  0-25538

TECHE HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Louisiana	72-128746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Willow Street, Franklin, Louisiana	70538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (337) 365-0366

N/A
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer ☐ Non-accelerated filed (Do not check if smaller reporting company)	☐ Accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   May 7, 2008.

Class	2,110,022
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	At	At
	March 31,	September 30,
	2008	2007*
ASSETS
Cash and due from banks	$14,582	$14,338
Interest-bearing deposits	22,845	7,473
Securities available-for-sale, at estimated fair value (amortized cost of $46,803 and $53,166)	45,969	51,647
Securities held-to-maturity, at amortized cost (estimated fair value of $29,366 and $31,170)	29,104	31,855
Loans receivable, net of allowance for loan losses of $5,388 and $5,083	589,332	561,988
Accrued interest receivable	2,878	2,952
Investment in Federal Home Loan Bank stock, at cost	4,945	4,343
Real estate owned, net	1,104	1,218
Prepaid expenses and other assets	2,237	2,268
Goodwill	3,647	3,647
Life insurance contracts	11,807	11,492
Premises and equipment, at cost, less accumulated depreciation	27,115	26,146
TOTAL ASSETS	$755,565	$719,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$598,008	$555,569
Advances from Federal Home Loan Bank	84,599	89,756
Advance payments by borrowers for taxes and insurance	2,278	2,208
Accrued interest payable	987	1,441
Accounts payable and other liabilities	2,214	3,387
Total liabilities	688,086	652,361

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 10,000,000 shares authorized; 4,645,050 and 4,635,666 shares issued	46	46
Preferred stock, 5,000,000 shares authorized; none issued	-	-
Additional paid in capital	51,552	51,366
Retained earnings	65,429	62,646
Treasury stock (2,532,628 and 2,432,828 shares, at cost)	(48,998)	(46,049)
Accumulated other comprehensive loss	(550)	(1,003)
Total stockholders’ equity	67,479	67,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$755,565	$719,367

* Derived from Audited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$10,361	$9,449	$20,645	$18,565
Interest and dividends on investments	921	1,099	1,913	2,296
Other interest income	109	147	195	222
TOTAL INTEREST INCOME	11,391	10,695	22,753	21,083
INTEREST EXPENSE:
Deposits	4,012	3,949	8,069	7,697
Advances from Federal Home Loan Bank	1,070	945	2,245	1,905
TOTAL INTEREST EXPENSE	5,082	4,894	10,314	9,602
NET INTEREST INCOME	6,309	5,801	12,439	11,481

PROVISION FOR LOAN LOSSES	190	60	370	145

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,119	5,741	12,069	11,336

NON-INTEREST INCOME:
Service charges and other	3,723	3,309	7,433	6,605
Gain on sale of premises and equipment	-	1	-	2
Other income	344	334	540	554
TOTAL NON-INTEREST INCOME	4,067	3,644	7,973	7,161

NON-INTEREST EXPENSE:
Compensation and employee benefits	3,687	3,421	7,380	6,703
Occupancy expense	1,437	1,309	2,832	2,657
Marketing and professional	698	913	1,488	1,604
Other operating expenses	1,141	1,133	2,256	2,198
TOTAL NON-INTEREST EXPENSE	6,963	6,776	13,956	13,162

INCOME BEFORE INCOME TAXES	3,223	2,609	6,086	5,335
INCOME TAXES	1,039	900	2,019	1,827
NET INCOME	$2,184	$1,709	$4,067	$3,508
BASIC EARNINGS PER COMMON SHARE	$1.01	$0.77	$1.86	$1.58
DILUTED EARNINGS PER COMMON SHARE	$1.00	$0.75	$1.84	$1.53

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,067	$3,508
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	97	138
Provision for loan losses	370	145
Gain on sale of premises and equipment	-	(2)
Gain on sale of securities	-	(87)
Depreciation	735	644
Excess tax benefits from share-based payment arrangements	(93)	(161)
Decrease in accounts payable and other liabilities	(964)	(446)
Increase in prepaid expenses and other assets	(291)	(437)
Increase (decrease) in accrued interest payable	(453)	141
Other – net	147	117
Net cash provided by operating activities	3,615	3,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of securities available for sale	-	1,253
Purchase of equity securities	(400)	(15)
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	6,671	5,721
Principal repayments of securities held to maturity	2,745	3,609
Net loan originations	(26,524)	(15,775)
Purchase of loans	(3,474)	(8,864)
Proceeds from sale of loans	2,284	-
Purchase of FHLB Stock	(602)	(112)
Purchase of premises and equipment	(1,703)	(2,881)
Net cash used by investing activities	(21,003)	(17,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,439	36,371
Net decrease in FHLB advances	(5,157)	(2,534)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	69	(609)
Proceeds from exercise of stock options	-	546
Dividends paid	(1,491)	(1,348)
Excess tax benefits from share-based payment arrangements	93	161
Purchase of common stock for treasury	(2,949)	(1,590)
Net cash provided by financing activities	33,004	30,997

NET INCREASE IN CASH	15,616	17,493
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,811	17,528
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,427	$35,021

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	59	214
Loans originated to finance sale of real estate owned	-	17

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2008 and for the three and six month periods ended March 31, 2008 and 2007, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three- and six-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Weighted average number of common shares outstanding - used in computation of basic income per common share	2,169	2,218	2,190	2,220
Effect of dilutive securities:
Stock options	14	64	22	68
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,183	2,282	2,212	2,288

For the three and six month periods ending March 31, 2008 and 2007, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 123,000 and 0 shares for the three and six month periods ended March 31, 2008 and 2007, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company’s comprehensive income for the three and six months ended March 31, 2008 and 2007 (in thousands).

	For Three Months		For Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Net income	$2,184	$1,709	$4,067	$3,508
Realized gains, net of tax	-	(44)	-	(57)
Unrealized gain, net of tax	158	189	453	289
Total comprehensive income	$2,342	$1,854	$4,520	$3,740

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

FIN 48 - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted the standard effective October 1, 2007 and determined that it had no uncertain tax positions for which a liability should be recorded. As a result of this determination, a previous liability of approximately $208,000 was reversed against beginning of the period retained earnings as a cumulative effect adjustment.

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

SFAS 157 was amended by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” which deferred the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has not yet determined the effect of adopting SFAS 157 and FSP FAS 157-2 on its consolidated financial statements.

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

The Company’s consolidated results of operations are primarily dependent on the Bank’s net interest income, or the difference between the interest income earned on its loan, mortgage-backed securities and investment securities portfolios, and the interest expense paid on its savings deposits and other borrowings. Net interest income is affected not only by the difference between the yields earned on interest-earning assets and the costs incurred on interest-bearing liabilities, but also by the relative amounts of such interest-earning assets and interest-bearing liabilities.

Other components of net income include: provisions for losses on loans; non-interest income (primarily, service charges on deposit accounts and other fees, net rental income, and gains and losses on investment activities); non-interest expenses (primarily, compensation and employee benefits, federal insurance premiums, office occupancy expense, marketing expense and expenses associated with foreclosed real estate) and income taxes.

Earnings of the Company also are significantly affected by economic and competitive conditions, particularly changes in interest rates, government policies and regulations of regulatory authorities. References to the “Bank” herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at March 31, 2008 and September 30, 2007 totaled $755.6 million and $719.4 million, respectively, an increase of $36.2 million or 5.0%. The increase was primarily due to growth in loan portfolio.

Securities available-for-sale totaled $46.0 million and securities held to maturity totaled $29.1 million at March 31, 2008, which combined represents a decrease of $8.4 million or 10.1% as compared to September 30, 2007. Decrease due to principal payments on securities.

Loans receivable totaled $589.3 million at March 31, 2008, which represented an increase of $27.3 million or 4.9% compared to September 30, 2007. The increase was due primarily to growth in the commercial and consumer loan portfolio.

Total deposits, after interest credited, at March 31, 2008 were $598.0 million, which represents an increase of $42.4 million or 7.6% as compared to September 30, 2007. The increase was due to an increase in checking, savings, and money market accounts offset by a decrease in time deposits.

Advances decreased $5.2 million or 5.8% as compared to the amount at September 30, 2007. Decrease primarily due to principal payments on FHLB advances.

Stockholders’ equity was $67.5 million at March 31, 2008 and $67.0 million at September 30, 2007. Earnings for the six months were partially offset by dividends and the purchase of $2.9 million in additional treasury stock during the period.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

Net Income. The Company had net income of $2,184,000 or $1.00 per diluted share, and $4,067,000 or $1.84 per diluted share, for the three and six months ended March 31, 2008 as compared to net income of $1,709,000 or $0.75 per diluted share, and $3,508,000 or $1.53 per share, for the three and six month periods ended March 31, 2007, respectively.

Total Interest Income. Total interest income increased $696,000 or 6.5% and $1.7 million or 7.9% for the three and six months ended March 31, 2008, respectively, as compared to the same periods ended March 31, 2007. The increase in interest income was due primarily to a higher average balance of loans in the 2008 periods as compared to the 2007 periods.

Total Interest Expense. Total interest expense increased $188,000 or 3.8% and $712,000 or 7.4%, respectively, for the three and six month periods ended March 31, 2008 due to the combined effects of an increase in the average balances of interest bearing deposits for the 2008 periods, an increase in average balances of FHLB advances for 2008 periods, and a decrease in cost of funds from FHLB advances offset by an increase in cost of funds on deposits for the six month period.

Net Interest Income. Net interest income increased $508,000 or 8.8% and $958,000 or 8.3% for the three and six month periods ended March 31, 2008, as compared to the same periods ended March 31, 2007. The increase in net interest income was primarily due to increases in average loan balances, offset by decreases in investment security balances, along with growth in interest bearing deposits.

At March 31, 2008 the Company was in a liability sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will re-price. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

Provision for Loan Losses. The provision for loan losses increased $130,000 and $225,000, respectively, for the three and six month periods ended March 31, 2008, as compared to the same periods in 2007, due primarily to management's assessment of the performance of the loan portfolio and loan growth.

Management regularly estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. Based on these estimates, an amount is charged or credited to the provision for loan losses and credited or charged to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb probable losses. There have been no significant changes in the Company's estimation methods during the current period.

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers the Bank’s historical loss experience in determining the amount of the allowance. Non-performing loans as a percent of total loans were 0.67% at March 31, 2008, compared to 0.70% at September 30, 2007 and 0.69% at March 31, 2007.

Non-Interest Income. Total non-interest income increased $423,000 and $812,000 for the three and six month periods ended March 31, 2008, respectively, primarily due to an increase in fee income from demand deposit accounts, as compared to the same periods in 2007. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Non-Interest Expense. Total non-interest expense increased $187,000 and $794,000, respectively, during the three and six months ended March 31, 2008, as compared to the same periods in 2007 due primarily to increased payroll benefits, incentive pay and normal compensation increases, offset by a reduction in marketing and professional expenses that occurred during the second fiscal quarter ended March 31, 2008.

Income Tax Expense. Income tax expense increased from $139,000 and $192,000 for the three and six month period ended March 31, 2008. The effective tax rate changed from 34.2% for the six months ended March 31, 2007 to 33.2% for the six months ended March 31, 2008, which was due to slight increases in permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At March 31, 2008 the Bank was in compliance with its three regulatory capital requirements as follows:

	(000’s)
	Amount	Percent

Tangible capital	$54,963	7.33%
Tangible capital requirement	11,246	1.50%
Excess over requirement	43,717	5.83%

Core capital	$54,963	7.33%
Core capital requirement	29,990	4.00%
Excess over requirement	$24,973	3.33%

Risk based capital	$59,869	12.10%
Risk based capital requirement	39,584	8.00%
Excess over requirement	$20,285	4.10%

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

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the Federal Home Loan Bank of Dallas (“FHLB”). As of March 31, 2008, FHLB borrowed funds totaled $85 million. Additional borrowing capacity is available from FHLB which totals $165 million. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008(1)	2007(1)	2008(1)	2007(1)

Return on average assets	1.18%	0.97%	1.11%	1.01%
Return on average equity	12.39%	10.54%	11.79%	10.96%
Average interest rate spread	3.35%	3.20%	3.33%	3.21%
Nonperforming assets to total assets	0.67%	0.65%	0.67%	0.65%
Nonperforming loans to total loans	0.67%	0.69%	0.67%	0.69%
Average net interest margin	3.69%	3.56%	3.68%	3.56%
Tangible book value per share	$30.18	27.66	$30.18	$27.66

__________

(1)	Annualized where appropriate.

At March 31, 2008 the Company was in a liability sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files and submits pursuant to the rules and forms of the SEC is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)

During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2008 From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of
	Number	Average	Purchased as Part	Shares (or Units)
	of Shares	Price Paid	of Publicly	that May Yet be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs	Plans or Programs
January 1–31, 2008	-	$-	-	61,500
February 1-29, 2008	-	-	-	61,500
March 1-31, 2008	99,800	29.55	-	61,500
Total	99,800	$29.55	-	61,500

The shares purchased by the Company during the quarter were directly related to a privately negotiated transaction. The repurchase plan announced March 22, 2006, authorizing the repurchase of up to 113,000 shares has no expiration date for the authorized repurchase under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2008, the Company held its annual meeting of stockholder and the following items were presented:

Election of Directors: Mary Coon Biggs was reelected as a director for a three year term ending in 2011 and until her successor is elected and qualified with 1,655,751 votes in favor and 124,478 votes withheld. J.L. Chauvin was reelected as a director for a three year term ending in 2011 and until his successor is elected and qualified with 1,767,260 votes in favor and 12,969 votes withheld. Thomas F. Kramer was reelected as a director for a three year term ending in 2011 and until his successor is elected and qualified with 1,763,705 votes in favor and 16,524 votes withheld.

Ratification of the appointment of Dixon Hughes PLLC as the Company’s auditors for the 2008 fiscal year: Dixon Hughes PLLC was ratified as the Company’s auditors with 1,765,109 votes for, 3,441 votes against, and 11,679 abstentions.

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

TECHE HOLDING COMPANY
Date: May 15, 2008	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)