Form 10-Q
period 2008-06-30
TECHE HOLDING CO
filed 2008-08-14
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to_________________________

Commission file number 1-13712

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 6, 2008.

Class	2,110,022
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	2-8

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and September 30, 2007		2
Consolidated Statements of Income - (Unaudited) for the three and nine months ended June 30, 2008 and 2007		3
Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended June 30, 2008 and 2007		4
Notes to Consolidated Financial Statements (Unaudited)		5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4T.	Controls and Procedures	11&12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	At June 30, 2008	At September 30, 2007*
ASSETS
Cash and due from banks	$13,644	$14,338
Interest-bearing deposits	39,768	7,473
Securities available-for-sale, at estimated fair value (amortized cost of $28,375 and $53,166)	27,784	51,647
Securities held-to-maturity, at amortized cost (estimated fair value of $56,666 and $31,170)	57,006	31,855
Loans receivable, net of allowance for loan losses of $5,470 and $5,083	581,340	561,988
Accrued interest receivable	2,609	2,952
Investment in Federal Home Loan Bank stock, at cost	4,569	4,343
Real estate owned, net	759	1,218
Prepaid expenses and other assets	6,494	2,268
Goodwill	3,647	3,647
Life insurance contracts	11,965	11,492
Premises and equipment, at cost, less accumulated depreciation	27,093	26,146
TOTAL ASSETS	$776,678	$719,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$608,420	$555,569
Advances from Federal Home Loan Bank	96,246	89,756
Advance payments by borrowers for taxes and insurance	2,154	2,208
Accrued interest payable	961	1,441
Accounts payable and other liabilities	2,494	3,387
Total liabilities	710,275	652,361

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 10,000,000 shares
authorized; 4,645,050 and 4,635,666 shares issued	46	46
Preferred stock, 5,000,000 shares authorized;
none issued	-	-
Additional paid in capital	51,608	51,366
Retained earnings	64,224	62,646
Treasury stock (2,535,028 and 2,432,828 shares, at cost)	(49,085)	(46,049)
Accumulated other comprehensive loss	(390)	(1,003)
Total stockholders’ equity	66,403	67,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$776,678	$719,367

* Derived from Audited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$10,497	$9,682	$31,141	$28,247
Interest and dividends on investments	843	1,056	2,756	3,352
Other interest income	125	179	320	401
TOTAL INTEREST INCOME	11,465	10,917	34,217	32,000
INTEREST EXPENSE:
Deposits	3,728	4,168	11,797	11,865
Advances from Federal Home Loan Bank	1,070	911	3,316	2,816
TOTAL INTEREST EXPENSE	4,798	5,079	15,113	14,681
NET INTEREST INCOME	6,667	5,838	19,104	17,319

PROVISION FOR LOAN LOSSES	295	60	665	205

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,372	5,778	18,439	17,114

NON-INTEREST INCOME:
Service charges and other	3,862	3,460	11,295	10,065
Gain on sale of premises and equipment	1	-	1	2
Gain (Loss ) on sale of securities	(2,581)	-	(2,581)	87
Loss on sale of loans	(172)	-	(172)	-
Other income	182	192	722	659
TOTAL NON-INTEREST INCOME	1,292	3,652	9,265	10,813

NON-INTEREST EXPENSE:
Compensation and employee benefits	5,415	3,667	12,794	10,370
Occupancy expense	1,614	1,363	4,447	4,020
Marketing and professional	684	847	2,171	2,451
Other operating expenses	1,186	1,084	3,442	3,282
TOTAL NON-INTEREST EXPENSE	8,899	6,961	22,854	20,123

INCOME (LOSS) BEFORE INCOME TAXES	(1,235)	2,469	4,850	7,804
INCOME TAXES	(759)	852	1,260	2,679
NET INCOME (LOSS)	$(476)	$1,617	$3,590	$5,125
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.22)	$0.73	$1.66	$2.31
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.22)	$0.71	$1.64	$2.25

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,590	$5,125
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	150	223
Provision for loan losses	665	205
Gain on sale of premises and equipment	(1)	(2)
Gains on sale of OREO	(94)	(21)
(Gain) Loss on sale of securities	2,581	(87)
Loss on sale of loans	172	-
Depreciation	1,128	978
Excess tax benefits from share-based payment arrangements	(93)	(167)
Change in accounts payable and other liabilities	(686)	162
Increase in prepaid expenses and other assets	(2,109)	(186)
Change in accrued interest payable	(480)	484
Other items– net	110	86
Net cash provided by operating activities	4,933	6,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(400)	(16)
Purchase of securities held to maturity	(18,374)	-
Proceeds from sale of securities available for sale	250	1,254
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	9,027	8,696
Principal repayments of securities held to maturity	4,356	5,268
Net loan originations	(57,019)	(17,276)
Purchase of loans	(3,474)	(15,974)
Proceeds from sale of loans	40,150	-
(Purchase) Redemption of FHLB stock	(226)	452
Proceeds from sale of fixed assets	1	2
Proceeds from sale of OREO	328	1,222
Purchase of premises and equipment	(2,076)	(6,044)
Net cash used by investing activities	(27,457)	(22,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	52,851	30,167
Net increase (decrease) in FHLB advances	6,490	(3,824)
Net decrease in advance payments by borrowers for taxes and insurance	(54)	(432)
Proceeds from exercise of stock options	-	693
Dividends paid	(2,220)	(2,055)
Excess tax benefits from share-based payment arrangements	93	167
Purchase of common stock for treasury	(3,035)	(2,040)
Net cash provided by financing activities	54,125	22,676

NET INCREASE IN CASH	31,601	7,060
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,811	17,528
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,412	$24,588

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	470	1,059
Loans originated to finance sale of real estate owned	620	17
Securities received in from Ultra Short AMF Fund redemption	11,193	-
Cumulative effect adjustment-FIN 48 (Note 5)	208	-

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2008 and for the three and nine month periods ended June 30, 2008 and 2007, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three- and nine-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average number of common shares outstanding - used in computation of basic income per common share	2,118	2,217	2,166	2,219
Effect of dilutive securities:
Stock options	-	46	17	61
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,118	2,263	2,183	2,280

For the three and nine month periods ending June 30, 2008 and 2007, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to 0 for the three months ended June 30, 2008 and 2007, and 58,000 and 0 shares for the nine month periods ended June 30, 2008 and 2007, respectively.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income and other comprehensive income (loss) which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company’s comprehensive income for the three and nine months ended June 30, 2008 and 2007 (in thousands).

	For Three Months		For Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(476)	$1,617	$3,590	$5,125
Realized loss (gains), net of tax	1,703	-	1,703	(57)
Unrealized loss, net of tax	(1,543)	(304)	(1,090)	(15)
Total comprehensive income (loss)	$(316)	$1,313	$4,203	$5,053

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

FIN 48 - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted the standard effective October 1, 2007 and determined that it had no uncertain tax positions for which a liability should be recorded. As a result of this determination, a previous liability of approximately $208,000 was reversed against beginning of the year retained earnings as a cumulative effect adjustment.

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

SFAS 157 was amended by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” which deferred the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has determined the impact of adopting this Statement on the consolidated financial statements to be an additional disclosure.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company has determined that the effect of adopting SFAS 159 on its consolidated financial statements is immaterial.

NOTE 6 – LOSS ON SALE OF INVESTMENT

The Company withdrew its investment in the AMF Ultra Short Mortgage Fund (the AMF Fund), resulting in a pre-tax charge of $2.6 million. During the quarter ended June 30, 2008 the Company terminated its investment in the AMF Fund as a result of continuing declines in the market value of the securities held by the AMF Fund. Upon termination of this investment, the Company received cash, and, in like-kind exchange, a pro rata net distribution of private label and Government Sponsored Enterprise (GSE) mortgage backed securities held by the AMF Fund and incurred a pre-tax charge to earnings of approximately $2.0 million based upon market valuations of the securities provided by the AMF Fund.

Based upon recent securities ratings as of June 30, 2008, 98% of the net book value of the private label securities was rated investment grade, with approximately 96% rated in the high categories (AA and AAA). The net book value of securities rated below investment grade is approximately $155,000. After receipt of the securities the Company engaged independent pricing services to provide market valuations of the securities received and, as a result, the Company recorded an additional pre-tax charge of approximately $600,000 for the quarter ended June 30, 2008. The securities are classified as held to maturity.

The following is the summary of the transactions:

Summary	In Millions
Cash Received and in transit	$2.3
Private Label MBS’s, at market	$7.1
GSE MBS’s, at Market	$4.1
Loss	$2.6
Total	$16.1

While the Company will benefit from receipt of the securities by receiving monthly principal and interest payments directly and eliminating the 46 basis point fund management fee, depending upon market conditions and future performance of these securities, the Company may incur additional pre-tax charges resulting from decreased performance of these securities in future periods in accordance with generally accepted accounting principles.

NOTE 7 – DEFINED BENEFIT PLAN

The Company settled and transferred the obligations of its Defined Benefit Pension Plans to Hartford Insurance Co., resulting in a pre-tax charge of $1.5 million.

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at June 30, 2008 and September 30, 2007 totaled $776.7 million and $719.4 million, respectively, an increase of $57.3 million or 8.0%. The increase was primarily due to growth in loans and increase in savings deposits.

Securities available-for-sale totaled $27.8 million and securities held to maturity totaled $57.0 million at June 30, 2008, which combined represents an increase of $1.3 million or 1.5% as compared to September 30, 2007. The increase was primarily due to security purchases during the quarter. As previously mentioned, the Company withdrew its investment in the AMF , resulting in a pre-tax charge of $2.6 million. The Company disclosed during the quarter ended June 30, 2008 that it terminated its investment in the AMF Fund as a result of continuing declines in the market value of the securities held by the AMF Fund. Upon termination of this investment, the Company received cash, and, in like-kind exchange, a pro rata net distribution of private label and Government Sponsored Enterprise (GSE) mortgage backed securities held by the AMF Fund and incurred a pre-tax charge to earnings of approximately $2.6 million.

Loans receivable totaled $581.3 million at June 30, 2008, which represented an increase of $19.4 million or 3.5% compared to September 30, 2007. The increase was due primarily to growth in the commercial and consumer loan portfolios. In addition, on June 27, 2008, the company sold $36.3 million in long-term, fixed-rate mortgages for a loss of $172,000. The loans had an average yield of 6.31% and an average remaining term of 24.1 years. This sale of loans helps to manage interest rate risk in the event of rising market interest rates and provides increased liquidity for the Company.

Total deposits, after interest credited, at June 30, 2008 were $608.4 million, which represented an increase of $52.9 million or 9.5% as compared to September 30, 2007. The increase was due to an increase in checking, savings, and money market accounts, offset by a decrease in time deposits.

Advances increased $6.5 million or 7.2% as compared to the amount at September 30, 2007. The increase was primarily due to additional Federal Home Loan Bank of Dalls (“FHLB”) advances offset by principal payments.

Stockholders’ equity was $66.4 million at June 30, 2008 and $67.0 million at September 30, 2007. Earnings for the nine months ended June 30, 2008 were offset by dividends and the purchase of $3.0 million in additional treasury stock during the period.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income. The Company had a net loss of $(476,000) or $(0.22) per diluted share, and net income of $3,590,000 or $1.64 per diluted share, for the three and nine months ended June 30, 2008 as compared to net income of $1,617,000 or $0.71 per diluted share, and $5,125,000 or $2.25 per share, for the three and nine month periods ended June 30, 2007, respectively. The decrease in income for both periods is due to the withdrawal of the Bank’s investment in the AMF Fund, resulting in a pre-tax charge of $2.6 million, and the transfer and settlements of its defined benefit pension plan obligations to Hartford Insurance Co., resulting in a pre-tax charge of $1.5 million.

Total Interest Income. Total interest income increased $548,000, or 5.0%, and $2.2 million, or 6.9%, for the three and nine months ended June 30, 2008, respectively, as compared to the same periods ended June 30, 2007. The increase in interest income was due primarily to a higher average balance of loans in the 2008 periods as compared to the 2007 periods.

Total Interest Expense. Total interest expense decreased $281,000, or 5.5%, and increased $432,000, or 2.9%, respectively, for the three and nine month periods ended June 30, 2008. The decrease for the three months ended June 30, 2008 was due primarily to a decrease in rates on both deposits and FHLB advances. The increase for the nine months ended June 30, 2008 was primarily due to growth in interest bearing deposit accounts and borrowings from the FHLB.

Net Interest Income. Net interest income increased $829,000, or14.2%, and $1.8 million, or 10.3%, for the three and nine month periods ended June 30, 2008, as compared to the same periods ended June 30, 2007. The increase in net interest income was primarily due to increases in loan balances and lower rates on deposits and advances.

Provision for Loan Losses. The provision for loan losses increased $235,000 and $460,000, respectively, for the three and nine month periods ended June 30, 2008, as compared to the same periods in 2007, due primarily to management’s assessment of the loan portfolio and loan growth. The ratio of the allowance for loan losses to total loans at June 30, 2008 was 0.94% compared to 0.90% at September 30, 2007.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on loan portfolio, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. Non-performing loans as a percent of total loans were 0.78% at June 30, 2008, compared to 0.70% at September 30, 2007 and 0.59% at June 30, 2007. Charge-offs for the quarter amounted to 0.04% of total loans including one non-real estate commercial credit in the amount of $99,000. Charge-offs for the same period in fiscal 2007 were 0.01% of total loans. Charge-offs for the nine month period ended June 30, 2008 amounted to 0.05% of total loans, compared to 0.04% for the same period in fiscal 2007.

Non-Interest Income. Total non-interest income decreased $2.4 million and $1.5 million for the three and nine month periods ended June 30, 2008. Loss on sale of securities for both the quarter and nine months ended June 30, 2008, includes a loss of $2.6 million on the withdrawal of its investment in the AMF Fund. In addition, on June 27, 2008, the Company sold $36.3 million in long-term, fixed-rate mortgages for a loss of $172,000. The decrease was offset by an increase in fee income from demand deposit accounts, as compared to the same periods in 2007. The increase is attributable to management's continuing focus on charging appropriate fees for the Bank's services and also to a higher volume of service charge transactions and accounts.

Non-Interest Expense. Total non-interest expense increased $1.9 million and $2.7 million, respectively, during the three and nine months ended June 30, 2008, as compared to the same periods in 2007 due primarily to the one time charge of $1.5 million to transfer and settle the Company’s defined benefit pension plan obligations to Hartford Insurance Co.

Income Tax Expense. Income tax expense decreased $1.6 million and $1.4 million for the three and nine month period ended June 30, 2008, respectively. The decrease was due to a decrease in net income for the periods. Also, during the quarter ended June 30, 2008, the Company recognized the net income tax benefit of tax credits provided to businesses in the areas affected by Hurricanes Katrina and Rita, reducing the Company’s federal income tax liability and income tax expense in this quarter, by approximately $340,000.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At June 30, 2008 the Bank was in compliance with its three regulatory capital requirements as follows:

(000’s)

	Amount	Percent

Tangible capital	$53,888	6.99%
Tangible capital requirement	11,563	1.50%
Excess over requirement	42,325	5.49%

Core capital	$53,888	6.99%
Core capital requirement	30,835	4.00%
Excess over requirement	$23,053	2.99%

Risk based capital	$58,971	11.64%
Risk based capital requirement	40,530	8.00%
Excess over requirement	$18,441	3.64%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%. Based on these standards, Teche Federal Bank is categorized as well capitalized at June 30, 2008. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of June 30, 2008, FHLB borrowed funds totaled $96.2 million. Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans. Additional borrowing capacity is available from FHLB which totals $123.4 million, based on current collateral levels. The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	June 30		June 30,
	2008(1)	2007(1)	2008(1)	2007(1)

Return on average assets	(0.25)%	0.91%	0.64%	0.97%
Return on average equity	(2.79)%	9.79%	6.96%	10.56%
Average interest rate spread	3.46%	3.20%	3.38%	3.16%
Nonperforming assets to total assets	0.68%	0.58%	0.68%	0.58%
Nonperforming loans to total loans	0.78%	0.59%	0.78%	0.59%
Average net interest margin	3.76%	3.53%	3.71%	3.54%
Tangible book value per share	$29.70	$28.06	$29.70	$28.06

(1)	Annualized where appropriate.

At June 30, 2008 the Company was in a liability sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2008 From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1–30, 2008	-	$-	-	-
May 1-31, 2008	2,400	36.00	2,400	59,100
June 1-30, 2008	-	-	-	-
Total	2,400	$36.00	2,400	59,100

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

TECHE HOLDING COMPANY
Date: August 14, 2008	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)