Form 10-K
period 2008-09-30
TECHE HOLDING CO
filed 2008-12-29
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2008

- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission Number:  1-13712

TECHE HOLDING COMPANY
(Exact name of Registrant as specified in its Charter)

Louisiana	72-1287456
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana	70560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (337) 560-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NYSE Alternext US on March 31, 2008, was $46.1 million.

As of December 22, 2008 there were 2,116,398 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2008 Annual Report to Stockholders (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (Part III)

TECHE HOLDING COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

PART I

Teche Holding Company (the “Company” or “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

The Company is a Louisiana corporation organized in December 1994 at the direction of Teche Federal Bank (the “Bank” or “Teche Federal”) to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the “Conversion”). References to the “Bank” or “Teche Federal” herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge, St. Landry and Ascension Parishes, Louisiana (the “primary market area”). Teche Federal operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has twenty other offices. As of September 30, 2008, the Bank had 230 full-time and 87 part-time employees.

The Company and the Bank are subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission.

Market Area/Competition

Teche Federal’s home office is located in Franklin, St. Mary Parish, Louisiana. The Bank also has branch offices in the Parishes of Iberia, St. Martin, Lafayette, Terrebonne, Lafourche, St. Landry, East Baton Rouge and Ascension, Louisiana.

The regional economy is dependent to a certain extent on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank’s loan portfolio. Economic downturns in the past have caused a decrease in loan originations and an increase in nonperforming assets. However, the metropolitan Lafayette area, which is the fourth largest city in Louisiana, has experienced sustained growth and is the home to the University of Louisiana at Lafayette, several hospitals and various small-to medium-size businesses, and has provided the Bank with increased lending opportunities.

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

Lending Activities

The Bank’s lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank’s primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, alternative mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and non-real estate loan portfolios, consumer loans and alternative mortgage loans for retention in the Company’s loan portfolio. Alternative mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank’s standard loan underwriting criteria. For more information regarding alternative mortgage loans see Note 4 to the consolidated Financial Statements included as part of Exhibit 13 to this report. At September 30, 2008, SmartGrowth Loans totaled $428.4 million or 72.6 % of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family mortgage loans	$279,912	47.41%	$298,092	52.50%	$290,453	55.25%	$298,229	60.45%	$313,175	65.77%
Multi-family mortgage loans	25,943	4.39	24,540	4.33	20,756	3.95	19,636	3.98	7,503	1.58
Land loans	37,729	6.39	28,376	5.01	21,812	4.15	13,991	2.84	11,758	2.47
Construction loans	7,267	1.23	10,853	1.92	9,358	1.78	13,308	2.70	16,713	3.51
Commercial real estate loans	77,025	13.05	75,961	13.39	59,474	11.31	46,877	9.50	32,342	6.79
Commercial non-real estate loans	29,709	5.03	15,378	2.71	21,262	4.05	10,607	2.15	7,756	1.63
Home equity loans	54,590	9.25	51,240	9.03	53,202	10.12	49,348	10.00	45,259	9.51
Loans on savings accounts	8,189	1.39	5,939	1.05	5,223	0.99	5,111	1.04	4,184	0.88
Mobile home loans	61,372	10.39	48,144	8.49	35,242	6.70	25,439	5.16	22,528	4.73
Other secured and unsecured loans	8,693	1.47	8,883	1.57	8,911	1.70	10,767	2.18	14,913	3.13
Total loans	590,429	100.00%	567,406	100.00%	525,693	100.00%	493,313	100.00%	476,131	100.00%
Less:
Allowance for loan losses	5,545		5,083		4,890		5,151		4,365
Deferred loan fees, net	293		335		300		346		439
Net loans	$584,591		$561,988		$520,503		$487,816		$471,327

Loan Maturity Tables. The following table sets forth the maturity of the Bank’s construction loans, commercial real estate loans and commercial non-real estate loans at September 30, 2008. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.

		Commercial	Commercial
	Construction	Real Estate	Non Real
	Loans	Loans	Estate Loans
	(In Thousands)
Amounts due:
1 year or less	$-	$8,132	$9,514
After 1 year:
1 year to 5 years	-	41,744	16,145
More than 5 years	7,267	27,149	4,050
Total due after September 30, 2009	7,267	68,893	20,195

Total amount due	$7,267	$77,025	$29,709

The following table sets forth the dollar amount of the Bank’s construction loans and commercial real estate loans due after September 30, 2009 that have pre-determined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Construction loans	$5,465	$1,802	$7,267
Commercial real estate loans	52,405	16,488	68,893
Commercial non-real estate loans	18,877	1,318	20,195
Total	$76,747	$19,608	$96,355

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

The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $45.6 million of fixed-rate mortgage loans during the year ended September 30, 2008 and sold $36.3 million to help manage interest rate risk.

Alternative one-to-four family mortgages represent those loans not meeting all of the Banks’ standard loan underwriting criteria. Alternative mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value ratios (“LTVs”), and loans with LTVs greater than 80% to conforming borrowers. Because these loans may have higher credit risks, they also provide higher yields to the Bank. Underwriting criteria for these loans require sufficient mitigating factors, such as higher FICO scores and/or additional equity, to minimize the additional credit risk associated with these types of loans. In addition, the Bank does not originate exotic loans, such as interest only ARMS. At September 30, 2008, alternative mortgage loans comprised $87.4 million, or 14.8%, of the total loan portfolio.

Construction Loans. The Bank’s construction loans have primarily been made to finance the construction of single-family owner occupied residential properties and, to a limited extent, single family housing for sale by contractors. Construction loans generally are made to customers of the Bank in its primary market area. The Bank offers construction loans in amounts up to 80% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans to individuals generally do not pay off at completion of the construction phase, but are automatically transferred to the Bank’s one- to four-family residential portfolio. These single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced for the construction during the construction phase (normally for a period of up to nine months) at the end of which time the construction loan converts to a mortgage loan.

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

The Bank generally originates multi-family and commercial real estate loans up to 80% of the appraised value of the property securing the loan depending upon the type of collateral. The Bank’s philosophy is to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. This portfolio generally consists of short term (generally five years or less) fixed rate balloon loans originated at prevailing market rates with amortizations up to 15 years.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The Bank may occasionally participate larger commercial real estate loans to mitigate risk. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In accordance with the Bank’s classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2008 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $16.1 million, with no single loan larger than $4.9 million.

Commercial Non-real Estate Loans. At September 30, 2008, the Bank had $29.7 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank’s market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

Land Loans. At September 30, 2008, the Bank had $20.4 million invested in residential lot loans to individuals, and $17.4 million in commercial land development loans.

Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2008, home equity mortgage loans totaled $54.6 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined loan to values (LTV’s) up to 125% of collateral, however, such loans are generally for shorter terms. Loans with LTV’s 100% and greater total $8.0 million. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank’s assets.

Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2008, the Bank had $8.2 million of loans secured by deposits.

At September 30, 2008, the Bank had $3.5 million in automobile loans, $36.7 million in mobile home loans, and $24.7 million in mobile home with land loans.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, which benefits the Bank’s interest rate risk management. However, consumer loans generally involve more risk than first mortgage one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. These loans may also give rise to defenses by the borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income and ability to repay the loan, and the value of the collateral.

Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and ALLL on an unsecured basis and an additional amount equal to 10% of unimpaired capital and ALLL if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank’s maximum loan-to-one borrower limit was approximately $9.2 million as of September 30, 2008.

Non-Performing and Problem Assets

General. Teche Federal’s primary market area is dependent, to a certain extent, on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank’s loan portfolio. Management continually monitors its loan portfolio for appropriate underwriting standards.

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

The Bank’s general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent or otherwise demonstrates other risks of collectibility. Interest on loans that are contractually 90 days or more past due is generally reserved through an allowance account. The Bank sometimes modifies this general policy after a review of the value of the collateral pledged against individual loans. The allowance is established by a charge to interest income equal to all interest previously accrued, and interest is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

The following table sets forth information regarding non-accrual loans, real estate owned (“REO”), and loans that are 90 days or more delinquent net of specific reserves but on which the Bank was accruing interest at the dates indicated and restructured loans. There are no restructured loans other than those included in the table.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Loans secured by one- to four-family residences	$2,384	$1,715	$1,704	$3,283	$989
All other mortgage loans	578	442	749	100	911
Consumer	559	481	363	541	558
Total	$3,521	$2,638	$2,816	$3,924	$2,458
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Loans secured by one- to four-family residences	$1,349	$1,157	$1,096	$852	$1,391
All other mortgage loans	991	-	-	75	48
Consumer	181	67	10	145	10
Total	$2,521	$1,224	$1,106	$1,072	$1,449
Total non-performing loans	$6,042	$3,862	$3,922	$4,996	$3,907

Real estate owned	$343	$1,218	$1,066	$270	$194
Total non-performing assets	$6,385	$5,080	$4,988	$5,266	$4,101
Total non-performing loans to total loans outstanding before allowance	1.02%	0.69%	0.75%	1.01%	0.82%
Total non-performing loans to total assets	0.79%	0.54%	0.57%	0.74%	0.60%
Total non-performing assets to total assets	0.83%	0.71%	0.73%	0.78%	0.63%

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $231,000 for the year ended September 30, 2008. Interest income of $81,000 on nonaccrual loans was included in net income of the year ended September 30, 2008. At September 30, 2008, there were $2.3 million in loans that were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in future disclosure as nonaccrual, 90 days past due or impaired.

Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (REO) until it is sold. When property is acquired it is recorded at the fair value less estimated costs to sell at the date of foreclosure. At September 30, 2008, the Bank had REO with a net balance of $343,000.

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

Management’s judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, known the inherent risks in the loan portfolio, and the present level of the allowance; results of examination of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral.

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

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At September 30,
	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
At end of year allocated to:
One- to four-family	$1,162	47.41%	$999	52.54%	$1,058	55.25%	$1,978	60.45%	$1,385	65.77%
Multi-family and commercial real estate	1,780	17.44	1,881	17.71	1,747	15.26	1,447	13.48	1,300	8.37
Construction	39	1.23	36	1.91	34	1.78	50	2.70	50	3.51
Home equity	600	9.24	510	9.03	778	10.12	658	10.00	675	9.51
Consumer and other loans	1,964	24.68	1,657	18.81	1,273	17.59	1,018	13.37	955	12.84
Total allowance	$5,545	100.00%	$5,083	100.00%	$4,890	100.00%	$5,151	100.00%	$4,365	100.00%

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Total loans outstanding, net	$584,591	$561,988	$520,503	$487,816	$471,327
Average loans outstanding	$594,944	$547,740	$503,252	$498,193	$404,379

Allowance balances (at beginning of year)	$5,083	$4,890	$5,151	$4,365	$3,397
Acquisition	—	—	—	—	973
Provision	825	605	210	950	60
Charge offs:
Residential real estate mortgage loans:
One- to four-family units	(212)	(175)	(333)	(122)	(14)
Construction loans	—	—	(268)	—	—
Multi-family and commercial real estate loans	(122)	—	(1)	—	—
Land loans	(1)	(23)	(7)	(16)	(2)
Other	(47)	(230)	(98)	(39)	(99)
Total charge-offs	(382)	(428)	(707)	(177)	(115)
Recoveries
Residential real estate mortgage loans:
One- to four-family units	8	5	45	9	10
Construction loans	—	—	64	—	—
Multi-family and commercial real estate loans	—	—	90	—	—
Land loans	—	—	—	1	—
Other	11	11	37	3	40
Total recoveries	19	16	236	13	50
Net (charge-offs)	(363)	(412)	(471)	(164)	(65)
Allowance balance (at end of year)	$5,545	$5,083	$4,890	$5,151	$4,365

Allowance for loan losses to total loans outstanding before allowance	0.94%	0.89%	0.93%	1.04%	0.92%
Net loans charged off as a percent of average loans outstanding before allowance	0.06%	0.08%	0.09%	0.03%	0.02%

Investment Activities

General. To supplement lending activities, the Company invests in residential mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), investment securities and interest-bearing deposits. These investments have historically consisted of investment securities issued by U.S. government agencies and government-sponsored corporations. Such securities can serve as collateral for borrowings and, through repayments and maturities, as a source of liquidity.

The Company is authorized to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and government-sponsored corporations, including securities issued by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”), securities of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Company also has the authority to invest in commercial paper and corporate debt and/or equity securities, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. At September 30, 2008, the Company’s securities portfolio did not contain securities of any non-GSE issuer having an aggregate book value in excess of 10% of the Company’s equity.

The Company’s investments in mortgage-backed securities and CMOs include securities issued by government agencies, private issuers and financial institutions. The CMOs held by the Company at September 30, 2008 consisted of floating rate and fixed rate tranches. Generally, private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2008, the Bank had CMOs with an aggregate estimated market value of $8.9 million.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates on a quarterly basis whether any securities are other than temporarily impaired. In making this determination, the Company considers the extent and duration of the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

For each private label security, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired. Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. Based upon our evaluation, we have determined that some securities have been other-than-temporarily impaired. Consequently, the value of these securities has been reduced with a corresponding charge to earnings of $408. Discount accretion on impaired securities has been suspended. The remaining balances of the private label securities have been determined to have sufficient credit support and cash flows to cover any projected underlying loan losses.

Equity securities contains an unrealized loss of $126,000 at September 30, 2008, which consists of a unit investment trust that consists of stock in 25 community banks around the nation and certain single issue bank common stocks, typically obtained in a mutual to stock thrift conversion. The current state of the banking industry in general has contributed to the significant short term decline. Due to the short duration of the unrealized losses, the anticipated benefits from the U.S. Government liquidity and capital purchase programs, and the prospects of the companies that we have invested in, it has been determined that the securities are not other than temporarily impaired. Management will continue to monitor the securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

For more information regarding securities see Note 3 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

The following table sets forth the carrying value of the Company’s investment portfolio, short-term investments and FHLB stock at the dates indicated.

	At September 30,
	2008	2007	2006
	(In Thousands)
Investment securities issued by U.S. Government agencies and corporations	$-	$3,219	$3,147
FHLB Stock	4,764	4,343	4,185
Mortgage-backed securities
Government sponsored entities	67,004	59,594	76,152
Private label	3,621	-	-
AMF mutual fund	-	15,674	15,788
CMOs
Government sponsored entities	3,923	4,475	5,389
Private label	5,368	-	-
Municipal obligations	19	25	31
Equity securities	1,008	515	1,753
Total investment and mortgage-backed securities	85,707	87,845	106,445
Interest-bearing deposits	35,953	7,473	1,803
Total investments	$121,660	$95,318	$108,248

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values and weighted average yields of the Bank’s securities portfolios by scheduled maturity date at September 30, 2008. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ. Securities with no maturity date (FHLB stock and equity securities) are shown under the total investments column only. The total investments carrying value differs from the total amortized cost because available for sale securities are carried at their fair value instead of their amortized cost while the carrying value of held to maturity securities is equal to their amortized cost.

	As of September 30, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Amortized
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Cost
	(Dollars in Thousands)
Mortgage-backed securities available for sale government sponsored entities(1)	$-	-%	$5,017	3.74%	$8,315	4.02%	$8,370	4.62%	$21,702	4.19%	$22,066
Mortgage-backed securities held to maturity-government sponsored entities(1)	-	-%	5,022	4.41%	12,861	4.98%	27,419	5.13%	45,302	5.01%	45,302
Mortgage-backed securities held to maturity-private label	-	-%	-	-%	-%		3,621	7.10%	3,621	7.10%	3,621

CMO’s(1):
Available for sale government sponsored entities	-	-%	-	-%	-	-%	3,923	4.46%	3,923	4.46%	4,009
Held-to maturity- private label	-	-%	-	-%	-	-%	5,368	5.13%	5,368	5.13%	5,368

FHLB stock	-	-%	-	-%	-	-%	-	-%	4,764	2.09%	4,764
Municipal obligations(2)	-	-%	19	4.75%	-	-%	-	-%	19	4.75%	19
Equity securities	-	-%	-	-%	-	-%	-	-%	1,008	0.66%	957

Total	$-	-%	$10,058	4.08%	$21,176	4.60%	$48,701	5.13%	$85,707	4.66%	$86,106

__________________________

(1)	Does not assume prepayments.
(2)	Yields on municipal obligations have not been computed on a tax equivalent basis.

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $330.4 million at September 30, 2008.

Deposits. Consumer and commercial deposits are attracted principally from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including regular savings, demand and NOW accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors.

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

Non-interest bearing demand accounts constituted $57.9 million, or 9.8% of the Bank’s deposit portfolio at September 30, 2008. Money market accounts and NOW accounts constituted $217.1 million, or 36.8% of the Bank’s deposit portfolio at September 30, 2008. Regular savings accounts constituted $55.4 million, or 9.4% of the Bank’s deposit portfolio at September 30, 2008. Certificates of deposit constituted $258.8 million or 43.9% of the deposit portfolio, including $103.3 million of which had balances of $100,000 and over. As of September 30, 2008, the Bank had no brokered deposits.

Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2008.

	Certificates of Deposit	Weighted Interest Rate
Maturity Period:	(In Thousands)
3 months or less	$25,595	4.37%
Over 3 through 6 months	16,941	3.97
Over 6 through 12 months	26,018	3.55
Over 12 months	34,710	3.98
Totals	$103,264	3.97%

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank’s stock in the FHLB of Dallas and a portion of the Bank’s first mortgage loans and certain other assets. Funds available under existing credit facilities from the FHLB and one other correspondent bank combined totaled $171.4 million. The Bank has total FHLB borrowings of $104.9 million, or 13.6% of the Bank’s assets. Approximately $9.6 million is due in the year ending September 30, 2009.

The following table sets forth certain information regarding the Bank’s short term advances at or for the years ended on the dates indicated:

	At or For the Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$16,591	$13,520	$11,496
Maximum amount outstanding at any month-end during the year	38,075	27,953	15,797
Balance outstanding at end of year	9,551	27,953	10,191
Weighted average interest rate during the year	4.67%	5.08%	4.95%
Weighted average interest rate at end of year	4.87%	4.86%	5.10%

Subsidiary Activity

The only subsidiary of the Company is Teche Federal Bank. As of September 30, 2008, the Bank had one inactive subsidiary: Family Investment Services, Inc. (“FISI”) which had total assets of approximately $184,000 consisting primarily of cash.

Regulation

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented credit market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Pursuant to this authority, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. On November 14, 2008, the Company filed an application with the Office of Thrift Supervision (“OTS”) to voluntarily participate in the U.S. Treasury Department’s (the “Department”) Capital Purchase Program (the “ CPP”) announced on October 14, 2008 in conjunction with the Department’s Troubled Asset Relief Program (the “TARP”) under the Emergency Economic Stabilization Act.

Holding Company Regulation

General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision (the “OTS”). As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission (the “SEC”).

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”) was enacted to address corporate and accounting fraud and implemented various reforms addressing, among other matters, corporate governance, auditing and accounting. The SEC has promulgated new regulations pursuant to SOX and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of SOX. The passage of SOX by Congress and the implementation of its regulations by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with SOX and corresponding regulations has and may further increase the Company’s expenses. In the current year management has filed a report on internal control over financial reporting in accordance with section 404(a) and can be seen at item 9A(T) in the 10K.

Activities Restrictions. As a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the “GLB Act”), the Company is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries. However, if the Company were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owners’ Loan Act applicable to multiple holding companies. See “Regulation of the Bank -- Qualified Thrift Lender Test.”

If the Company were to acquire control of another savings association, it would lose its grandfathered status under the GLB Act and its business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the “BHC Act”) or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the acquiring company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

Regulation of the Bank

General. As a federally chartered, Federal Deposit Insurance Corporation (“FDIC”) insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that they find in the Bank’s operations. The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. All eligible institutions participated in the program without cost for the first 30 days of the program and had until December 5, 2008 to opt out of one or both parts of the Temporary Liquidity Guarantee Program. Institutions that did not opt out will be assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of 50 - 100 basis points of the amount of the debt issued depending on the term of the debt with an additional 10 basis points charged if the debt is issued by holding companies in certain circumstances. Institutions were required to opt out of one or both parts of the Temporary Liquidity Guarantee Program by December 5, 2008 if they did not wish to participate. The Bank chose to participate in both parts of the program.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank has been able to reduce its deposit insurance premium for 2008 with the special assessment credit that expired in the quarter ending September, 30, 2008.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has proposed to raise the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV would be increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has proposed to set the base annual assessment rate for institutions in Risk Category I to between 10 and 14 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 20, 30 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions by the ratio of its Tier 1 capital in excess of 15% to deposits. The assessment rate would be adjusted towards the maximum rate for Risk Category I that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances) to deposits exceeds 15%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 5.53% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings associations that receive the highest supervision rating for safety and soundness and 4% of total adjusted assets for all other associations, and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets. The Bank’s capital levels can be found at Note 18 to the Consolidated Financial Statements included as part of Exhibit 13 to this report. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2008, the Bank was in compliance with its QTL requirement with 73.28% of its assets invested in QTIs.

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

Item 1A. Risk Factors

Not applicable as the Company is a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has twenty other offices. The majority of our offices are owned, however, three offices are leased under short-term operating leases as disclosed in Note 6 to the consolidated Financial Statements.The Bank’s total investment in office property and equipment was $39.8 million with a net book value of $26.9 million at September 30, 2008.

Item 3. Legal Proceedings

At September 30, 2008, neither the Company nor its subsidiaries were involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the heading “Market and Dividend Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2008 (the “Annual Report”) and is incorporated herein by reference.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

July 1–31, 2008	-	-	-	59,100
August 1-31, 2008	-	-	-	59,100
September 1-30, 2008	7,000	32.57	7,000	52,100
Total	7,000	$32.57	7,000	52,100

Item 6. Selected Financial Data

Not applicable as the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the report thereon by Dixon Hughes PLLC, and the supplementary financial information appear in the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

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

(b)       Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held in January 2009 (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code will be furnished without charge upon written request to the Secretary, Teche Holding Company, 1120 Jefferson Terrace Boulevard, New Iberia, Louisiana 70560.

Item 11. Executive Compensation

The above-captioned information appears under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	247,060	$34.16	123,430
Equity compensation plans not approved by stockholders:	20,696	29.47	-
Total	267,756	$33.80	123,430

For information regarding the material features of the Registrant’s equity compensation plans, see Note 15 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

(b)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section entitled “Principal Holders of our Common Stock” in the Proxy Statement.

(c)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The above-captioned information appears under the headings “Corporate Governance” and “Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Proposal II – Ratification of Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)       The following financial statements and the report of the independent registered public accounting firm are included in the Annual Report are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2008 and 2007
Consolidated Statements of Income For the Years Ended September 30, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Teche Holding Company*
3.2	Bylaws of Teche Holding Company*
4	Stock Certificate of Teche Holding Company*
10.1	Teche Federal Savings Bank Management Stock Plan**
10.2	Teche Holding Company 1995 Stock Option Plan**
10.3	Teche Holding Company 1997 Stock Option Plan***
10.4	Teche Holding Company 1998 Stock Option Plan***
10.5	Teche Holding Company Stock Option Agreement with Scott Sutton****
10.6	Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
10.7	Teche Holding Company 2001 Stock-Based Incentive Plan*****
10.8	Teche Holding Company 2004 Stock-Based Incentive Plan******
10.9	Employment Agreement between Teche Holding Company and Patrick O. Little
10.10	Employment Agreement between Teche Federal Bank and Patrick O. Little
10.11	Teche Federal Bank Change in Control Severance Agreement for executive officers
11	Statement regarding computation of earnings per share (see Note 14 to the Consolidated Financial Statements in the Annual Report)
13	Annual Report to Stockholders for the fiscal year ended September 30, 2008
21	Subsidiaries of the Registrant (see “Item 1 Business - Subsidiary Activity” herein)
23	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

*

Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.

**	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995.
***	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on June 3, 1998, Registration No. 333-55913.
****	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on January 28, 2000, Registration No. 333-95583.
*****	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 1, 2002, Registration No. 333-87354.
******	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 25, 2005, Registration No. 333-125218.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHE HOLDING COMPANY
Dated: December 29, 2008		/s/ Patrick O. Little
	By:	Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 29, 2008.

/s/ Patrick O. Little		/s/ J.L. Chauvin
Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)		J.L. Chauvin Director, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)
/s/ Ernest Freyou		/s/ Donelson T. Caffery, Jr.
Ernest Freyou Director		Donelson T. Caffery, Jr. Director
/s/ Mary Coon Biggs		/s/ W. Ross Little, Jr.
Mary Coon Biggs Director		W. Ross Little, Jr. Director and Secretary
/s/ Henry L. Friedman		/s/ Thomas F. Kramer
Henry L. Friedman Director		Thomas F. Kramer Director
/s/ Robert Judice, Jr.		/s/ Robert L. Wolfe, Jr.
Robert Judice, Jr. Director		Robert L. Wolfe, Jr. Director