Form 10-Q
period 2008-12-31
TECHE HOLDING CO
filed 2009-02-17
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2009.

Class	2,118,098
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	At December 31, 2008	At September 30, 2008*
ASSETS
Cash and due from banks	$16,790	$14,159
Interest-bearing deposits	20,961	35,953
Securities available-for-sale, at estimated fair value (amortized cost of $25,510 and $27,051)	25,628	26,652
Securities held-to-maturity, at amortized cost (estimated fair value of $51,619 and $53,788)	52,070	54,291
Loans receivable, net of allowance for loan losses of $5,631 and $5,545	598,871	584,591
Accrued interest receivable	2,737	2,843
Investment in Federal Home Loan Bank stock, at cost	4,787	4,764
Real estate owned, net	672	343
Prepaid expenses and other assets	2,418	3,218
Goodwill	3,647	3,647
Life insurance contracts	12,283	12,127
Premises and equipment, at cost, less accumulated depreciation	26,754	26,900
TOTAL ASSETS	$767,618	$769,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$588,782	$589,228
Advances from Federal Home Loan Bank	103,491	104,877
Advance payments by borrowers for taxes and insurance	2,646	2,876
Accrued interest payable	855	875
Accounts payable and other liabilities	2,512	3,588
Total liabilities	698,286	701,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; 4,663,221 and 4,658,325 shares issued	47	47
Additional paid in capital	52,027	51,973
Retained earnings	66,619	65,600
Treasury stock (2,546,873 and 2,542,028 shares, at cost)	(49,439)	(49,313)
Accumulated other comprehensive income (loss)	78	(263)
Total stockholders’ equity	69,332	68,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$767,618	$769,488

* Derived from Audited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	December 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$10,148	$10,284
Interest and dividends on investments	1,032	992
Other interest income	34	85
TOTAL INTEREST INCOME	11,214	11,361
INTEREST EXPENSE:
Deposits	3,179	4,058
Advances from Federal Home Loan Bank	1,199	1,175
TOTAL INTEREST EXPENSE	4,378	5,233
NET INTEREST INCOME	6,836	6,128

PROVISION FOR LOAN LOSSES	155	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,681	5,948

NON-INTEREST INCOME:
Service charges and other	3,726	3,710
Gain on sale of premises and equipment	1	-
Loss on securities	(436)	--
Other income	225	236
TOTAL NON-INTEREST INCOME	3,516	3,946

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,011	3,693
Occupancy expense	1,503	1,396
Marketing and professional	852	790
Other operating expenses	1,229	1,152
TOTAL NON-INTEREST EXPENSE	7,595	7,031

INCOME BEFORE INCOME TAXES	2,602	2,863
INCOME TAXES	838	980
NET INCOME	$1,764	$1,883
BASIC EARNINGS PER COMMON SHARE	$0.83	$0.85
DILUTED EARNINGS PER COMMON SHARE	$0.83	$0.84

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,764	$1,883
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	(73)	51
Provision for loan losses	155	180
Loss on sale of OREO	1	--
Loss on securities	436	--
Depreciation	400	361
Excess tax benefits from share-based payment arrangements	--	(90)
Change in accounts payable and other liabilities	(1,076)	(420)
Change in prepaid expenses and other assets	662	(229)
Change in accrued interest payable	(20)	(171)
Other items– net	(34)	(168)
Net cash provided by operating activities	2,215	1,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	--	(200)
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	1,387	1,804
Principal repayments of securities held to maturity	2,012	1,349
Net loan originations	(14,918)	(14,440)
Purchase of loans	--	(3,474)
Purchase of FHLB stock	(23)	(812)
Proceeds from sale of fixed assets	1	--
Proceeds from sale of OREO	153	--
Purchase of premises and equipment	(255)	(957)
Net cash used by investing activities	(11,643)	(16,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(446)	2,986
Net increase (decrease) in FHLB advances	(1,386)	12,679
Net decrease in advance payments by borrowers for taxes and insurance	(230)	(486)
Dividends paid	(745)	(739)
Excess tax benefits from share-based payment arrangements	--	90
Purchase of common stock for treasury	(126)	--
Net cash provided (used) by financing activities	(2,933)	14,530

NET DECREASE IN CASH	(12,361)	(803)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,112	21,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,751	$21,008

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	$483	$41

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 2008 and for the three month period ended December 31, 2008 and 2007, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. Certain items related to the financial statements dated September 30, 2008 were reclassified to conform to the December 31, 2008 financial statements. The reclassification had no impact on net income or shareholder’s equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2008 and 2007 (in thousands).

	Three Months Ended
	December 31,
	2008	2007
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,118	2,210

Effect of dilutive securities:
Stock options	11	30

Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,129	2,240

For the three month periods ending December 31, 2008 and 2007, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 197,000 for the three months ended December 31, 2008 and 58,000 for the three month period ended December 31, 2007.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company’s comprehensive income for the three months ended December 31, 2008 and 2007 (in thousands).

	For the Three Months Ended December 31,
	2008	2007

Net income	$1,764	$1,883
Realized loss, net of tax	82	-
Unrealized gain, net of tax	259	295
Total comprehensive income	$2,105	$2,178

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 was adopted October 1, 2008 (See Note 6).

SFAS 157 was amended by FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” which deferred the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has determined the impact of adopting this Statement on the consolidated financial statements to be an additional disclosure.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 was adopted on October 1, 2008, and the adoption had no impact on the Company’s financial statements.

FASB 141(R) - FASB No. 141(R) – “Business Combinations, which is a revision to Statement No. 141”, changes the way that acquiring entities will account for business combinations. Some of the more significant changes are that the equity securities issued as consideration will be valued at the date that the acquirer takes control of assets and assumes liabilities of the acquired company (typically would be the date of closing), and that direct costs of the acquisition will be expensed as incurred rather than capitalized. This statement will be effective for transactions closing on or after January 1, 2009. The Company has determined that this standard will have no impact on its consolidated financial statements.

FASB 160 - FASB No. 160 – “Non-controlling Interests in Consolidated Financial Statements”, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS 141(R). This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has determined that this standard will have no impact on its consolidated financial statements.

EITF 99-20-1 – In January of 2009 the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”.  This FSP amends the impairment guidance in EITF Issue No.  99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”.  The FASB believes this guidance will achieve a more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance.  The amendment to EITF 99-20 removed the requirement that other-than-temporary impairment be measured using exclusively estimated cash flows expected by market participants, rather than permitting the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  The Company has adopted FSP EITF 99-20-1 as of December 31, 2008 and applied its guidance in the determination of other-than-temporary impairment for securities within its scope.

NOTE 6 – ADOPTION OF SFAS 157-FAIR VALUE MEASUREMENT

Effective October 1, 2008, the Company adopted SFAS 157 which requires that certain assets and liabilities be measured at fair value and to record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets are recorded at fair value on a non-recurring basis such as impaired loans and certain held-to-maturity (HTM) securities that have been deemed to be other-than-temporarily impaired.

The Company uses three levels of measurement to group those assets measured at fair value. These groupings are made based on the markets the assets are traded in and the reliability of the assumptions used to determine fair value. The groupings include:

Level 1 pricing for an asset or liability is derived from the most likely actively traded markets and considered very reliable. Quoted prices on actively traded equities, for example, fall into this category.

Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data and credit quality. Our bond prices, excluding private label securities, fall into this category as well as impaired loans that use appraisals or broker price opinions to determine fair value.

Level 3 pricing is used without the use of observable data. Our private label MBS and CMO portfolio is priced using level 3 strategies. In such cases, market-to-model strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics and are thinly traded.

The Company’s available for sale securities are measured on a recurring basis through price quotes from external sources and models used by our bond agent and another third party. Prices are derived from a model which uses actively quoted rates, prepayment models and other underlying credit and collateral data observable to market participants.

Our impaired loans and other-than-temporarily impaired HTM investment securities are measured at fair value on a non-recurring basis. Impaired loans are marked to either their most recent appraisals or a broker’s price opinion, whichever is most recent less estimated cost to sell. HTM securities are marked to market using pricing models that use observable data such as loan level historical delinquencies, credit scores, loan-to-value ratios, property location and prepayments, then adjusts the model for future anticipated defaults, prepayments, anticipated home price appreciation (depreciation) and trader input to determine a discount rate to apply to the bonds to discount the cash flows. The adjustments to the observable data may be significant and are proprietary to the third party pricing service.

	Total at
	12/31/2008	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis
AFS securities	$25,628	$76	$25,552	$—
Assets valued on a non-recurring basis
HTM securities	369	—	—	369
Impaired loans	603	—	603	—
Total	$26,600	$76	$26,155	$369

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believe”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include financial market volatility, changes in interest rates, risk associated with the effect of opening new branches, the ability to control costs and expenses, potential changes in regulation which could result in increased expenses and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. The Company is a “smaller reporting company” as defined by Item 10 of Regulation S-K and its financial statements were prepared in accordance with instructions applicable for such companies.

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

Emergency Economic Stabilization Act of 2008

In response to unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008. Pursuant to his authority under EESA, the Secretary of the Treasury created the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan under which the Treasury Department was authorized to invest in senior preferred stock of U.S. banks and savings associations or their holding companies. While the Company did apply to participate in the CPP and was approved, the Company ultimately decided not to participate in this program. The decision not to access this additional source of capital was based for the most part on the Company’s strong capital position.

The Federal Deposit Insurance Corporation Initiatives

On October 14, 2008, the Federal Deposit Insurance Corporation (“the FDIC”) announced the Temporary Liquidity Guarantee Program (“TLG Program”) to strengthen confidence and encourage liquidity in the banking system. The TLG Program consists of two components: a temporary guarantee of newly-issued senior unsecured debt of a bank or its holding company (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). Institutions that did not opt out of the program by December 5, 2008 are assessed ten basis points for non-interest-bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The Company opted to participate in both components of the TLG Program.

As a result of The Federal Deposit Insurance Reform Act of 2006, the FDIC is required to set the insurance fund’s reserve ratio at between 1.15% and 1.5% of insured deposits. Due to recent and projected future losses the insurance fund has fallen below 1.15% of insured deposits. On December 16, 2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the quarter ending March 31, 2009. The rule raises assessment rates uniformly by seven basis points (annualized) for the quarter ending March 31, 2009 only. The Bank anticipates a significant increase in federal insurance premium expense from a current level of five basis points to 12 basis points (annualized). The final rule for the quarter ending March 31, 2009 raised the assessment rate for the most highly rated institutions to between 12 and 14 basis points. The FDIC proposes to increase deposit insurance. Under the FDIC’s proposal, assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at December 31, 2008 totaled $767.6 million, a decrease of $1.9 million or 0.25% as compared to $769.5 million at September 30, 2008. The decrease was primarily due to a decrease in cash equivalents and interest bearing liabilities offset by an increase in loans.

Securities available-for-sale totaled $25.6 million and securities held to maturity totaled $52.1 million at December 31, 2008, which, combined, represented a decrease of $3.2 million or 4.0% as compared to September 30, 2008. The decrease was primarily due to normal principal payments on securities. At December 31, 2008 and September 30, 2008 impairments of $436,000 and $408,000, respectively were incurred related to investment securities.

Loans receivable totaled $598.9 million at December 31, 2008, which represented an increase of $14.3 million or 2.4% compared to September 30, 2008. The increase was due primarily to growth in the commercial and consumer loan portfolios.

Total deposits, after interest credited, at December 31, 2008 were $588.8 million, which represented a decrease of $446 thousand or 0.08% as compared to September 30, 2008. The decrease was due to a decrease in time deposits and money market accounts offset by increases in checking and savings accounts.

Advances decreased $1.4 million or 1.3% as compared to the amount at September 30, 2008. The decrease was primarily due to normal principal payments.

Stockholders’ equity was $69.3 million at December 31, 2008 and $68.0 million at September 30, 2008. Earnings for the three months ended December 31, 2008 were partially offset by dividends of $745,000 and the purchase of $126,000 in additional treasury stock during the period.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Net Income. The Company had net income of $1.8 million or $0.83 per diluted share for the three months ended December 31, 2008 as compared to net income of $1.9 million or $0.84 per diluted share for the three months ended December 31, 2007. The decrease in income is due primarily to an impairment write down on securities in the amount of $436,000.

Total Interest Income. Total interest income decreased $147,000 or 1.3% for the three months ended December 31, 2008. The average balance of loans increased in the 2008 period as compared to the 2007 period. However, the higher average balance for the 2008 period was offset by a decrease in the average yield on loans to 6.75% for the three months ended December 31, 2008, from 7.12% for the same period in 2007.

Total Interest Expense. Total interest expense decreased $855,000 or 16.3% for the three month period ended December 31, 2008. The average balance of deposits increased in the 2008 period as compared to the 2007 period. However, the higher average balance for the 2008 period was offset by a decrease in the average cost of deposits to 2.41% for the three months ended December 31, 2008, from 3.24% for the same period in 2007.

Net Interest Income. Net interest income increased $708,000 or 11.5% for the three month period ended December 31, 2008, as compared to the same period ended December 31, 2007. The increase in net interest income was primarily due to a decrease in rates paid on interest-bearing deposits.

Provision for Loan Losses. The provision for loan losses decreased $25,000 for the three month period ended December 31, 2008, as compared to the same period in 2007, due primarily to one of the qualitative factors related to a prior merger that no longer applied. The ratio of the allowance for loan losses to total loans at December 31, 2008 was 0.93% compared to 0.94% at September 30, 2008 and 0.90% at December 31, 2007.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. Non-performing loans as a percent of total loans were 1.07% at December 31, 2008, compared to 1.08% at September 30, 2008 and 0.69% at December 31, 2007. Charge-offs for the quarter amounted to 0.01% of average loans at December 31, 2008, 0.01% at September 30, 2008 and 0.03% at December 31, 2007.

Non-performing assets as a percent of total assets were 0.93% at December 31, 2008, compared to 0.88% at September 30, 2008 and 0.71% at December 31, 2007.

Non-Interest Income. Total non-interest income decreased $430,000 for the three month period ended December 31, 2008 as compared to the same period in 2007. The decrease is attributable to an impairment write down on securities in the amount of $436,000 taken during the quarter ended December 31, 2008.

Non-Interest Expense. Total non-interest expense increased $564,000 during the three month period ended December 31, 2008, as compared to the same period in 2007 due primarily to increased payroll benefits, incentive pay, and normal compensation increases.

Income Tax Expense. Income tax expense decreased $142,000 for the quarter ended December 31, 2008 as compared to the same period in 2007. The decrease was a result of tax credits benefiting the Company for the December 31, 2008 quarter that were not evident at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At December 31, 2008 the Bank was in compliance with its three regulatory capital requirements as follows:

(000’s)

	Amount	Percent

Tangible capital	$57,435	7.55%
Tangible capital requirement	11,415	1.50%
Excess over requirement	46,020	6.05%

Core capital	$57,435	7.55%
Core capital requirement	30,440	4.00%
Excess over requirement	$26,995	3.55%

Risk based capital	$62,581	12.29%
Risk based capital requirement	40,738	8.00%
Excess over requirement	$21,843	4.29%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total risk-based capital of 8%. Based on these standards, Teche Federal Bank is categorized as well capitalized at December 31, 2008. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of December 31, 2008, FHLB borrowed funds totaled $103.5 million. Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans. Additional borrowing capacity is available from FHLB which totals $164.5 million, based on current collateral levels. The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the
	Three Months Ended
	December 31
	2008(1)	2007(1)

Return on average assets	0.92%	1.04%
Return on average equity	10.37%	11.16%
Average interest rate spread	3.49%	3.21%
Nonperforming assets to total assets	0.93%	0.71%
Nonperforming loans to total loans	1.08%	0.70%
Average net interest margin	3.82%	3.66%
Tangible book value per share	$31.00	$29.39

(1)	Annualized where appropriate.

At December 31, 2008 the Company was in a liability sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2008. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1-31, 2008	—	$—	—	55,200
November 1-30, 2008	—	—	—	55,200
December 1-31, 2008	4,845	26.14	4,845	50,355
Total	4,845	$26.14	4,845	50,355

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

TECHE HOLDING COMPANY
Date: February 17, 2009	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2009	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)