Form 10-Q
period 2009-03-31
TECHE HOLDING CO
filed 2009-05-13
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 12, 2009.

Class	2,108,193
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	At March 31, 2009	At September 30, 2008*
ASSETS
Cash and due from banks	$8,012	$14,159
Interest-bearing deposits	45,556	35,953
Securities available-for-sale, at estimated fair value (amortized cost of $23,909 and $27,051)	24,212	26,652
Securities held-to-maturity, at amortized cost (estimated fair value of $56,205 and $53,788)	56,494	54,291
Loans receivable, net of allowance for loan losses of $6,478 and $5,545	607,130	584,591
Accrued interest receivable	2,692	2,843
Investment in Federal Home Loan Bank stock, at cost	4,875	4,764
Real estate owned, net	672	343
Prepaid expenses and other assets	3,124	3,218
Goodwill	3,647	3,647
Life insurance contracts	12,431	12,127
Premises and equipment, at cost, less accumulated depreciation	26,651	26,900
TOTAL ASSETS	$795,496	$769,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$611,689	$589,228
Advances from Federal Home Loan Bank	107,089	104,877
Advance payments by borrowers for taxes and insurance	2,451	2,876
Accrued interest payable	1,013	875
Accounts payable and other liabilities	3,192	3,588
Total liabilities	725,434	701,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,664,971 and 4,658,325 shares issued	47	47
Additional paid in capital	52,150	51,973
Retained earnings	67,537	65,600
Unearned ESOP Shares	(432)	--
Treasury stock (2,546,873 and 2,542,028 shares, at cost)	(49,440)	(49,313)
Accumulated other comprehensive income (loss)	200	(263)
Total stockholders’ equity	70,062	68,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,496	$769,488

* Derived from Audited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$10,025	$10,361	$20,174	$20,645
Interest and dividends on investments	971	921	2,003	1,913
Other interest income	17	109	50	195
TOTAL INTEREST INCOME	11,013	11,391	22,227	22,753
INTEREST EXPENSE:
Deposits	2,730	4,012	5,909	8,069
Advances from Federal Home Loan Bank	1,220	1,070	2,420	2,245
TOTAL INTEREST EXPENSE	3,950	5,082	8,329	10,314
NET INTEREST INCOME	7,063	6,309	13,898	12,439

PROVISION FOR LOAN LOSSES	1,035	190	1,190	370

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,028	6,119	12,708	12,069

NON-INTEREST INCOME:
Service charges and other	3,855	3,723	7,582	7,433
Gain on sale of premises and equipment	9	—	10	—
Gain (Loss) on securities	18	—	(419)	—
Other income	250	344	476	540
TOTAL NON-INTEREST INCOME	4,132	4,067	7,649	7,973

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,192	3,687	8,203	7,380
Occupancy expense	1,524	1,437	3,027	2,832
Marketing and professional	626	698	1,477	1,488
Other operating expenses	1,336	1,141	2,566	2,256
TOTAL NON-INTEREST EXPENSE	7,678	6,963	15,273	13,956

INCOME BEFORE INCOME TAXES	2,482	3,223	5,084	6,086
INCOME TAXES	826	1,039	1,664	2,019
NET INCOME	$1,656	$2,184	$3,420	$4,067
BASIC EARNINGS PER COMMON SHARE	$0.78	$1.01	$1.61	$1.86
DILUTED EARNINGS PER COMMON SHARE	$0.78	$1.00	$1.61	$1.84

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,420	$4,067
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	(162)	97
Provision for loan losses	1,190	370
Impairment of securities	496	-
Gain on sale of fixed assets	(10)	-
Gain on sale of OREO	(7)	-
Gain on sale of securities	(77)	-
Depreciation	786	735
Excess tax benefits from share-based payment arrangements	-	(93)
Change in accounts payable and other liabilities	(396)	(964)
Change in prepaid expenses and other assets	(134)	(291)
Change in accrued interest payable	138	(453)
Other – net	160	147
Net cash provided by operating activities	5,404	3,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(12)	(400)
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	2,769	6,671
Purchase of securities held to maturity	(6,952)	-
Proceeds from sale of equity securities	278	-
Principal repayments of securities held to maturity	4,598	2,745
Net loan originations	(24,340)	(26,524)
Purchase of loans	(3,290)	(3,474)
Proceeds from sale of loan participations	3,200	2,284
Purchase of FHLB Stock	(111)	(602)
Proceeds from sale of fixed assets	10	-
Proceeds from sale of OREO	232	-
Purchase of premises and equipment	(536)	(1,703)
Net cash used by investing activities	(24,154)	(21,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to ESOP	(432)	-
Net increase in deposits	22,461	42,439
Net increase (decrease) in FHLB advances	2,212	(5,157)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(425)	69
Dividends paid	(1,483)	(1,491)
Excess tax benefits from share-based payment arrangements	—	93
Purchase of common stock for treasury	(127)	(2,949)
Net cash provided by financing activities	22,206	33,004

NET INCREASE IN CASH	3,456	15,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,112	21,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,568	$37,427

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	582	59
Loans originated to finance/sell real estate owned	18	—

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2009 and for the three and six month period ended March 31, 2009 and 2008, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. Certain items related to the financial statements dated September 30, 2008 were reclassified to conform to the March 31, 2009 financial statements. The reclassification had no impact on net income or stockholders’ equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,118	2,169	2,118	2,190
Effect of dilutive securities:
Common stock equivalents	10	14	10	22
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,128	2,183	2,128	2,212

For the three and six month periods ending March 31, 2009 and 2008, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 198,000 and 123,000 shares for the three and six month periods ended March 31, 2009 and 2008, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company’s comprehensive income for the three and six months ended March 31, 2009 and 2008 (in thousands).

	For Three Months		For Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Net income	$1,656	$2,184	$3,420	$4,067
Realized (gains) losses, net of tax	(12)	—	277	—
Unrealized gain, net of tax	134	158	186	453
Total comprehensive income	$1,778	$2,342	$3,883	$4,520

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

FSP FAS 157-4 - The FASB has issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction. The FSP clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The FSP includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly. The FSP requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. The FSP applies to all fair value measurements when appropriate.

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. Management is still evaluating the impact of this pronouncement.

FAS 115-2 and FAS 124-2- The FASB has issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities. This FSP replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired. This FSP requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses. This FSP requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Management is still evaluating the impact of this pronouncement.

FAS 107-1 and APB 28-1 - The FASB has issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The impact of this pronouncement will be additional disclosures in the footnotes to the consolidated financial statements.

NOTE 6 – FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	- Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities held to maturity are valued using discounted cash flow models that use management’s own assumptions about discount rates and the timing and amounts of cash flows.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

	Total at
	3/31/2009	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis
AFS securities	$24,212	$—	$24,212	$—
Assets valued on a non-recurring basis
HTM securities	61	—	—	61
Impaired loans	923	—	923	—
Total	$984	$—	$923	$61

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

As a result of the Federal Deposit Insurance Reform Act of 2006, the FDIC is required to set the insurance fund’s reserve ratio at between 1.15% and 1.50% of insured deposits. Due to recent and projected future losses, the insurance fund has fallen below 1.15% of insured deposits. On December 16, 2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the quarter ending March 31, 2009. The rule raises assessment rates uniformly by seven basis points (annualized) for the quarter ending March 31, 2009 only. The Bank anticipates a significant increase in federal insurance premium expense from a current level of five basis points to 12 basis points (annualized). The final rule for the quarter ending March 31, 2009 raised the assessment rate for the most highly rated institutions to between 12 and 14 basis points. Effective April 1, 2009, assessment rates will be further increased. Base rates for the most highly rated institutions will be between 12 and 16 basis points. In addition, the FDIC has introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The FDIC also adopted an interim final rule that provides for the assessment of an emergency 20 basis point special assessment to be collected on September 30, 2009 based on an institution’s assessable base as of June 30, 2009. The interim final rule also provides that, after June 30, 2009, if the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would affect public confidence or a level close to zero, an additional special assessment of up to 10 basis points may be imposed on all insured institutions. As a result of these increases in insurance rates and special assessments, the Bank believes its aggregate federal insurance premiums will increase significantly.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis point to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at March 31, 2009 totaled $795.5 million, an increase of $26.0 million or 3.4% as compared to $769.5 million at September 30, 2008. The increase was primarily the result of an increase in loans and interest bearing deposits from additional funding provided by the Company’s increase in savings and checking account balances.

Securities available-for-sale totaled $24.2 million and securities held to maturity totaled $56.5 million at March 31, 2009, which, combined, represented a decrease of $237,000 or 0.3% as compared to September 30, 2008. The decrease was primarily due to normal principal payments on the existing portfolio offset by purchases of FHLB agency securities totaling $6.3 million. Also, for the six months ended March 31, 2009, impairments of $496,000 were incurred related to certain private label mortgage backed investment securities. The impairments of securities are primarily occurring in our private label mortgage backed securities portfolio. The $5.7 million carrying value of the private label mortgage backed securities amounts to 0.7% of total assets. Approximately 90% are rated AAA, AA or A at March 31, 2009. The following table provides additional information on this part of our investment portfolio:

Private Label Mortgage Backed Securities as of March 31, 2009

Private Label Mortgage-Backed Securities as of March 31, 2009

Bond	Fair	Carrying Value		% of
Ratings	Value	3/31/2009		Assets
		$ in millions	% of Face

AAA to A	$6.1	$5.1	83%	0.60%
BBB to B	1.7	0.5	29	0.10
CCC to C	0.5	0.1	21	0.00
Total	$8.3	$5.7	69%	0.70%

Loans receivable totaled $607.1 million at March 31, 2009, which represented an increase of $22.5 million or 3.9% compared to September 30, 2008. The increase was due primarily to growth in the commercial loan portfolio along with slight growth in the consumer loan portfolio, offset by a decrease in the mortgage portfolio.

Total deposits, after interest credited, at March 31, 2009 were $611.7 million, which represented an increase of $22.5 million or 3.8% as compared to September 30, 2008. The increase was due primarily to increases in balances in checking and a premium high rate savings account titled diamond savings, offset by decreases in money market and time deposit accounts.

Advances increased $2.2 million or 2.1% as compared to the amount at September 30, 2008. The increase was due to a takedown of a $5.0 million long term advance offset somewhat by principal payments on existing advances.

Stockholders’ equity was $70.1 million at March 31, 2009 and $68.0 million at September 30, 2008. Earnings for the six months ended March 31, 2009 as well as unrealized gains on securities available for sale were offset by dividend payments of $1.5 million, the purchase of $126,000 in additional treasury stock, and a loan to the Employee Stock Ownership plan for $432,000.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Net Income. The Company had net income of $1.7 million or $0.78 per diluted share, and $3.4 million or $1.61 per diluted share, for the three and six months ended March 31, 2009 as compared to net income of $2,184,000 or $1.00 per diluted share, and $4,067,000 or $1.84 per diluted share, for the three and six month periods ended March 31, 2008, respectively. The decrease in net income was primarily due to an increase in the provision for loan losses. Other changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $378,000 or 3.3% and $526,000 or 2.3% for the three and six months ended March 31, 2009, respectively, as compared to the same periods ended March 31, 2008. The decrease in interest income was due primarily to increases in interest bearing deposits at lower average rates along with a decrease in average rates on loans. The average yield on loans decreased to 6.61% for the three months ended March 31, 2009, from 7.04% for the same period in 2008. The average yield on loans decreased to 6.71% for the six months ended March 31, 2009, from 7.09% for the same period in 2008. The average rates on loans were offset somewhat by an increase in loan average balances.

Total Interest Expense. Total interest expense decreased $1.1 million or 22.3% and $2.0 million or 19.2%, respectively, for the three and six month periods ended March 31, 2009 as compare to the same periods in the prior fiscal year. The average balance of deposits increased in the 2009 period as compared to the 2008 period. However, the higher average balance for the 2009 period was offset by a decrease in the average cost of deposits and advances. The average cost of deposits decreased to 2.05% for the three months ended March 31, 2009, from 3.07% for the same period in 2008. The average cost of deposits decreased to 2.23% for the six months ended March 31, 2009, from 3.16% for the same period in 2008.

Net Interest Income. Net interest income increased $754,000 or 12.0% and $1.5 million or 11.7% for the three and six month periods ended March 31, 2009, as compared to the same periods ended March 31, 2008. The increase in net interest income was primarily due to decreases in average rates on deposits and advances offset by increases in average balances of both deposits and advances, along with decreases in average rates on both interest bearing deposits and loans offset by increases in interest bearing deposits and loan balances.

Provision for Loan Losses. The provision for loan losses increased $845,000 and $820,000, respectively, for the three and six month periods ended March 31, 2009, as compared to the same periods in 2008. The increase in the loan loss provision for the three and six month periods ended March 31, 2009 was primarily due to an increase in impaired loans. Impaired loans increased from $1.8 million at March 31, 2008 to $4.4 million at March 31, 2009. The increase in impaired loans consisted primarily of first mortgage loans on non-owner occupied condominium units in the Baton Rouge area in the amount of $1.5 million. Total loans on non-owner occupied condominium units in the Baton Rouge area amounted to $5.0 million at March 31, 2009. In comparison to the linked quarter, total delinquent loans, which includes loans past due 30 days and over and non accrual loans, decreased $2.4 million or 14.4%.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers the Bank’s historical loss experience in determining the amount of the allowance. Non-performing loans as a percent of total loans were 1.26% at March 31, 2009, compared to 1.08% at September 30, 2008 and 0.67% at March 31, 2008.

Non-Interest Income. Total non-interest income increased $65,000 and decreased $324,000 for the three and six month periods ended March 31, 2009, respectively as compared to the same periods in 2008. The decrease in the six month period is attributable to losses of securities of $419,000. The increase in the three month period is attributable to an increase in service charge income.

Non-Interest Expense. Total non-interest expense increased $715,000 and $1.3 million, respectively, during the three and six months ended March 31, 2009, as compared to the same periods in 2008 due primarily to increased payroll benefits, incentive pay, normal compensation increases, along with an increase in FDIC insurance premiums.

Income Tax Expense. Income tax expense decreased by $213,000 and $355,000 for the three and six month period ended March 31, 2009 as compared to the same periods in 2008. The decrease in tax expense was due to lower pretax income. The Company’s effective tax rate did not change materially for the three and six months ended March 31, 2009 and 2008 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At March 31, 2009 the Bank was in compliance with its three regulatory capital requirements as follows:

(000’s)

	Amount	Percent

Tangible capital	$57,802	7.34%
Tangible capital requirement	11,820	1.50%
Excess over requirement	45,982	5.84%

Core capital	$57,802	7.34%
Core capital requirement	31,521	4.00%
Excess over requirement	$26,281	3.34%

Risk based capital	$62,866	11.98%
Risk based capital requirement	41,966	8.00%
Excess over requirement	$20,900	3.98%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total risk-based capital of 8%. Based on these standards, Teche Federal Bank is categorized as well capitalized at March 31, 2009. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of March 31, 2009, FHLB borrowed funds totaled $107.1 million. Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans. Additional borrowing capacity at March 31, 2009 is available from FHLB totaling $160.9 million, based on current collateral levels. The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009(1)	2008(1)	2009(1)	2008(1)

Return on average assets	0.85%	1.18%	0.88%	1.11%
Return on average equity	9.24%	12.39%	9.68%	11.79%
Average interest rate spread	3.64%	3.35%	3.59%	3.33%
Nonperforming assets to total assets	1.05%	0.67%	1.05%	0.67%
Nonperforming loans to total loans	1.26%	0.67%	1.26%	0.67%
Average net interest margin	3.92%	3.69%	3.88%	3.68%
Tangible book value per share	$33.08	$30.18	$33.08	$30.18

(1)	Annualized where appropriate.

At March 31, 2009 the Company was in a liability sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2009. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no repurchases for the quarter ended March 31, 2009

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2009, the Company held its annual meeting of stockholder and the following items were presented:

Election of Directors: Henry L. Friedman was reelected as a director for a three year term ending in 2012 and until his successor is elected and qualified with 1,763,608 votes in favor and 36,324 votes withheld. W. Ross Little, Jr. was reelected as a director for a three year term ending in 2012 and until his successor is elected and qualified with 1,652,506 votes in favor and 147,426 votes withheld. Robert L. Wolfe was reelected as a director for a three year term ending in 2012 and until his successor is elected and qualified with 1,784,460 votes in favor and 15,472 votes withheld.

Ratification of the appointment of Dixon Hughes PLLC as the Company’s auditors for the 2009 fiscal year: Dixon Hughes PLLC was ratified as the Company’s auditors with 1,798,302 votes for, 200 votes against, and 1,430 abstentions.

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

TECHE HOLDING COMPANY
Date: May 13, 2009	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2009	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)