Form 10-Q
period 2009-06-30
TECHE HOLDING CO
filed 2009-08-14
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 10, 2009.

Class	2,095,993
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008		3
Consolidated Statements of Income - (Unaudited) for the three and nine months ended June 30, 2009 and 2008		4
Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended June 30, 2009 and 2008		5
Notes to Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4T.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	At June 30, 2009	At September 30, 2008*
ASSETS
Cash and due from banks	$12,039	$14,159
Interest-bearing deposits	9,017	35,953
Securities available-for-sale, at estimated fair value (amortized cost of $21,982 and $27,051)	22,421	26,652
Securities held-to-maturity, at amortized cost (estimated fair value of $79,372 and $53,788)	78,903	54,291
Loans receivable, net of allowance for loan losses of $6,836 and $5,545	611,993	584,591
Accrued interest receivable	2,779	2,843
Investment in Federal Home Loan Bank stock, at cost	5,061	4,764
Real estate owned, net	604	343
Prepaid expenses and other assets	3,922	3,218
Goodwill	3,647	3,647
Life insurance contracts	12,576	12,127
Premises and equipment, at cost, less accumulated depreciation	26,551	26,900
TOTAL ASSETS	$789,513	$769,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$605,442	$589,228
Advances from Federal Home Loan Bank	106,890	104,877
Advance payments by borrowers for taxes and insurance	2,415	2,876
Accrued interest payable	1,095	875
Accounts payable and other liabilities	3,619	3,588
Total liabilities	719,461	701,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,665,479 and 4,658,325 shares issued	47	47
Additional paid in capital	52,234	51,973
Retained earnings	68,537	65,600
Unearned ESOP Shares	(586)	-
Treasury stock (2,570,296 and 2,542,028 shares, at cost)	(50,234)	(49,313)
Accumulated other comprehensive loss on held-to-maturity securities	(235)	-
Accumulated other comprehensive income (loss)	289	(263)
Total stockholders’ equity	70,052	68,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$789,513	$769,488

* Derived from Audited Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

INTEREST INCOME:
Interest and fees on loans	$10,122	$10,497	$30,295	$31,141
Interest and dividends on investments	955	843	2,959	2,756
Other interest income	53	125	103	320
TOTAL INTEREST INCOME	11,130	11,465	33,357	34,217
INTEREST EXPENSE:
Deposits	2,385	3,728	8,294	11,797
Advances from Federal Home Loan Bank	1,198	1,070	3,618	3,316
TOTAL INTEREST EXPENSE	3,583	4,798	11,912	15,113
NET INTEREST INCOME	7,547	6,667	21,445	19,104

PROVISION FOR LOAN LOSSES	550	295	1,740	665

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,997	6,372	19,705	18,439

NON-INTEREST INCOME:
Total other-than temporary impairment losses	(738)	-	(1,109)	-
Portion of impairment losses recognized in other comprehensive loss	355	-	355	-
Net impairment losses recognized in earnings	(383)	-	(754)	-
Service charges and other	3,833	3,862	11,415	11,295
Gain on sale of premises and equipment	---	1	10	1
Loss on impaired equities	(51)	(2,581)	(98)	(2,581)
Loss on sale of loans	---	(172)	---	(172)
Other income	203	182	679	722
TOTAL NON-INTEREST INCOME	3,602	1,292	11,252	9,265

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,128	5,415	12,332	12,794
Occupancy expense	1,574	1,614	4,601	4,447
Marketing and professional	633	684	2,110	2,171
FDIC premiums and assessment	469	16	619	49
Other operating expenses	1,400	1,170	3,816	3,393
TOTAL NON-INTEREST EXPENSE	8,204	8,899	23,478	22,854

INCOME (LOSS) BEFORE INCOME TAXES	2,395	(1,235)	7,479	4,850
INCOME TAXES	662	(759)	2,326	1,260
NET INCOME (LOSS)	$1,733	$(476)	$5,153	$3,590
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.82	$(0.22)	$2.44	$1.66
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.81	$(0.22)	$2.42	$1.64

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,153	$3,590
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion of discount) and amortization of premium on investments and mortgage-backed securities	(463)	150
Impairment of debt securities	754	-
Provision for loan losses	1,740	665
Gain on sale of premises and equipment	(10)	(1)
Gains on sale of OREO	17	(94)
Loss on securities	98	2,581
Loss on sale of loans	-	172
Depreciation	1,161	1,128
Excess tax benefits from share-based payment arrangements	-	(93)
Change in accounts payable and other liabilities	31	(686)
Change in life insurance contracts	(448)	(472)
Change in prepaid expenses and other assets	(243)	(1,637)
Change in accrued interest payable	220	(480)
Other– net	410	110
Net cash provided by operating activities	8,420	4,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(12)	(400)
Purchase of securities held to maturity	(33,654)	(18,374)
Proceeds from sale of securities available for sale	278	250
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	4,617	9,027
Principal repayments of securities held to maturity	8,248	4,356
Net loan originations	(29,953)	(57,019)
Purchase of loans	(3,411)	(3,474)
Proceeds from sale of loan participations	3,200	40,150
Purchase of FHLB stock	(297)	(226)
Proceeds from sale of fixed assets	10	1
Proceeds from sale of OREO	267	328
Purchase of premises and equipment	(812)	(2,076)
Net cash used by investing activities	(51,519)	(27,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to ESOP	(586)	-
Net increase in deposits	16,214	52,851
Net increase in FHLB advances	2,013	6,490
Net decrease in advance payments by borrowers for taxes and insurance	(461)	(54)
Dividends paid	(2,216)	(2,220)
Excess tax benefits from share-based payment arrangements	-	93
Purchase of common stock for treasury	(921)	(3,035)
Net cash provided by financing activities	14,043	54,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,056)	31,601
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,112	21,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,056	$53,412

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	752	470
Loans originated to finance sale of real estate owned	15	620
Securities received in from Ultra Short AMF Fund redemption	-	11,193
Cumulative effect adjustment-FIN 48	-	208

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2009 and for the three and nine month period ended June 30, 2009 and 2008, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. Certain items related to the financial statements dated September 30, 2008 were reclassified to conform to the June 30, 2009 financial statements the items reclassified were immaterial. The reclassification had no impact on net income or stockholders’ equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,107	2,118	2,114	2,166
Effect of dilutive securities:
Common stock equivalents	20	--	17	17
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,127	2,118	2,131	2,183

For the three and nine month periods ending June 30, 2009 and 2008, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 183,000 and 194,000 shares for the three and nine month periods ended June 30, 2009 and 2008, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which, in the case of the Company, only includes unrealized gains and losses on securities available-for-sale. Following is a summary of the Company’s comprehensive income for the three and nine months ended June 30, 2009 and 2008 (in thousands).

	For Three Months		For Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$1,733	$(476)	$5,153	$3,590
Realized losses, net of tax	286	1,703	563	1,703
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	235	-	235	-
Unrealized losses, net of tax	(665)	(1,543)	(481)	(1,090)
Total comprehensive income (loss)	$1,589	$(316)	$5,470	$4,203

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

FASB 141(R) - FASB No. 141(R) – “Business Combinations”, which is a revision to Statement No. 141, changes the way that acquiring entities will account for business combinations. Some of the more significant changes are that the equity securities issued as consideration will be valued at the date that the acquirer takes control of assets and assumes liabilities of the acquired company (typically would be the date of closing), and that direct costs of the acquisition will be expensed as incurred rather than capitalized. This statement will be effective for transactions closing on or after January 1, 2009. The Company has determined that this standard will currently have no impact on its consolidated financial statements.

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

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has determined the impact of adopting this Statement had no material impact on the consolidated financial statements except additional disclosures.

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

The Company adopted FSP FAS 115-2 and FAS 124-2 as of June 30, 2009, the adoption had an immaterial impact on the Company’s financial statements. The adoption did substantially increase disclosures.

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

FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This adoption of this FSP in the current quarter resulted in additional disclosures in the footnotes to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 was effective for the Company as of June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our financial condition, or results of operations. The adoption added a disclosure of date through which subsequent events were considered and did not have a significant impact on our disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification (Codification)”, as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), and SFAS No.167, Amendments to FASB “Interpretation No. 46(R)”, (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.

FAS 166 is a revision to FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, and changes the requirements for derecognizing financial assets and requires additional disclosures.

FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as securities held-to-maturity, loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting, other than temporary impairment accounting or impairments of individual assets.

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

Investment Securities

Securities available for sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities held to maturity are valued using discounted cash flow models that use assumptions about prepayment speeds, coupon default rates, discount rates and timing and other assumptions that may affect the amounts of cash flows.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

	Fair Value	Fair Value Hierarchy
	At June 30, 2009	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,721	$-	$2,721	$-
Federal Home Loan Mortgage Corp.	9,142	-	9,142	-
Federal National Mortgage Assoc.	6,329	-	6,329	-
	18,192		18,192
Collateralized mortgage obligations
CMO’s:
Government National Mortgage Assoc.	3,523	-	3,523	-
Other equity securities	706	-	706	-
Total AFS securities	$22,421	$-	$22,421	$-
Assets valued on a non-recurring basis:
CMO’s: Private label	$611	$-	$-	$611
Impaired loans	2,714	-	2,714	-
Total non-recurring	$3,325	$-	$2,714	$611

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities – See discussion in the beginning of Note 6 on the evaluation of fair value on investment securities. Investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - See discussion in the beginning of Note 6 on the evaluation of fair value on impaired loans. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock. It has no quoted market value and is carried at cost. Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at June 30, 2009. FHLB of Dallas is still redeeming stock.

Bank owned life insurance- The carrying amounts of bank owned life insurance contracts approximate fair value.

Accrued Interest - The carrying amounts of accrued interest receivable and payable approximate fair value.

Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturities certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank - The fair value of advances is estimated using rates currently available for advances of similar remaining maturities.

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2009:

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$21,056	$21,056
Investment securities	101,324	101,793
FHLB stock	5,061	5,061
Accrued interest receivable	2,779	2,779

Life Insurance contracts	12,576	12,576
Loans receivable	611,993	635,263

Financial liabilities:
Deposits	605,442	612,536
Advances from Federal Home Loan Bank	106,890	113,083
Accrued interest payable	1,095	1,095

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,688	$33	$-	$2,721
Federal Home Loan Mortgage Corp.	9,048	114	20	9,142
Federal National Mortgage Assoc.	6,226	103	-	6,329
	17,962	250	20	18,192
Collateralized mortgage obligations
CMO’s:
Government National Mortgage Assoc.	3,428	95	-	3,523
Other equity securities	592	136	22	706
Total	$21,982	$481	$42	$22,421

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank Bonds	$16,514	$96	$-	$16,610
Time deposits other banks	17,099	19	-	17,118
	33,613	115	-	33,728
Mortgage-backed securities:
Federal National Mortgage Assoc.	28,567	827	21	29,373
Federal Home Loan Mortgage Corp.	12,020	573	13	12,580
	40,587	1,400	34	41,953
Asset-backed securities:
Private Label	248	28	-	276
CMO’s:
Private Label	4,455	61	1,101	3,415
Total	$78,903	$1,604	$1,135	$79,372

Details concerning securities with unrealized losses as of June 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross unrealized losses
Available-for-sale

Mortgage-backed securities:
Federal Home Loan Mortgage Corp.	$615	$2	$1,461	$18	$2,076	$20

Other equity securities	91	13	6	9	97	22
	$706	$15	$1,467	$27	$2,173	$42

Details concerning securities with unrealized losses as of June 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Held-to-maturity

Mortgage-backed securities:
Federal Home Loan Mortgage Corp.	$517	$13	$—	$—	$517	$13
Federal National Mortgage Assoc.	1,135	21	—	—	1,135	21
	1,652	34	—	—	1,652	34
CMO’s:
Private Label	2,697	1,101	—	—	2,697	1,101
	$4,349	$1,135	$—	$—	$4,349	$1,135

The Bank has a total of 8 securities classified as available-for-sale in an unrealized loss position; with total gross unrealized losses of $42,000 as of June 30, 2009. The Bank had a total of 68 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $1.1 million as of June 30, 2009. Gross unrealized losses of $1.1 million in the held-to-maturity category are private label CMO securities.

Management of the Company has asserted that they have no intent to sell impaired securities and it is more likely than not that impaired securities will not be sold. These unrealized losses generally result from changes in market interest rates and as a result of the disruption in the existing mortgage securities market due to illiquidity in certain sectors of that market. The unrealized losses associated with investment securities issued by government sponsored enterprises (GSE) are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are guaranteed by these agencies. GSE’s have access to additional capital and liquidity resources from the U.S. Treasury, which indicates that they will be able to honor their guarantees, related to the contractual cash flows of the MBS that they have issued. In the case of securities issued by the Government National Mortgage Association, the securities are fully secured by the U.S. Government. The private label mortgage backed securities and CMOs are not backed in some manner by the full faith and credit of the U.S. Government.

For each private label security, duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired. Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income. Private label securities contain realized credit losses of $383,000 for the quarter and $754,000 nine months ended June 30, 2009, respectively. In the performance of cash flow analysis on private label securities, management determined impaired securities had non-credit losses that were recognized in other comprehensive income in the amount of $355,000. All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value

Due within one year	$—	$—
Due after one year but within five years	—	—
Due after five years within ten years	—	—
Due after ten years	—	—
Total	—	—

Mortgage-backed securities	21,390	21,715
Equity securities	592	706
Total	$21,982	$22,421

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value

Due within one year	$10,601	$10,601
Due after one year but within five years	23,012	23,127
Due after five years within ten years	—	—
Due after ten years	—	—
Total	33,613	33,728

Mortgage-backed securities	45,290	45,644
Total	$78,903	$79,372

Equity securities incurred impairment losses of $175,000 for the nine month period ended June 30, 2009. The $175,000 impairment loss consists of $51,000 for the quarter ended June 30, 2009 related to stock holdings in community bank holding companies and $124,000 recorded in the December 31, 2008 quarter related to a unit investment trust that consists of stock in 25 community bank holding companies around the nation. Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the three months ended June 30, 2009 (in thousands).

Beginning balance of credit losses	$—
Other-than-temporary impairment credit losses	383
Ending balance of cumulative credit losses recognized in earnings	383

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections. The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers reports.

Gains on equity securities of $77,000 were realized on sales of securities in the nine months ended June 30, 2009. Proceeds of $278,000 were received from the sale of securities during the nine months ended June 30, 2009.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 14, 2009 the date of the issuance of these financial statements.

On July 31, 2009 the Company committed to sell approximately $26 million of fixed rate single family first mortgage loans from the loan portfolio to Fannie Mae. These loans have a weighted average interest rate of 5.60% and weighted average maturity of 189 months. The Company expects to realize a gain on the sale of approximately $560,000 and the transaction is scheduled to be completed by August 31, 2009.

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

Emergency Economic Stabilization Act of 2008

In response to the credit market turmoil and economic recession, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to his authority under EESA, the Secretary of the Treasury created the Troubled Asset Relief Program Capital Purchase Plan CPP under which the Treasury Department was authorized to invest in senior preferred stock of U.S. banks and savings associations or their holding companies. While the Company did apply to participate in the CPP and was approved, the Company ultimately decided not to participate in this program. The decision not to access this additional source of capital was based for the most part on the Company’s strong capital position.

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

As a result of the Federal Deposit Insurance Reform Act of 2006, the FDIC is required to set the insurance fund’s reserve ratio at between 1.15% and 1.50% of insured deposits. Due to recent and projected future losses, the insurance fund has fallen below 1.15% of insured deposits. On December 16, 2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the quarter ending March 31, 2009. The rule raised assessment rates uniformly by seven basis points (annualized) for the quarter ending March 31, 2009 only. Effective April 1, 2009, annual base rates for the most highly rated institutions were raised to between 12 and 16 basis points. In addition, the FDIC introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. On May 22, 2009, the FDIC announced a special assessment of five basis points on each FDIC-insured institution’s assets as of June 30, 2009 minus its Tier 1 capital. As of June 30, 2009 this assessment amounted to approximately $365,000. In addition, the FDIC may assess additional special assessments in the future As a result of these increases in insurance rates and special assessments, the Bank’s aggregate federal insurance premiums have and will continue to increase significantly.

The standard insurance amount of $250,000 per depositor is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at June 30, 2009 totaled $789.5 million, an increase of $20.0 million or 2.6% as compared to $769.5 million at September 30, 2008. The increase was primarily the result of an increase in loans and interest bearing deposits from additional funding provided by the Company’s increase in savings and checking account balances.

Securities available-for-sale totaled $22.4 million and securities held to maturity totaled $78.9 million at June 30, 2009, which, combined, represented an increase of $20.3 or 25.2% as compared to September 30, 2008. The increase was primarily due to purchases of FHLB agency securities totaling $10.0 million and purchases of certificates at other banks of $16.7 million, offset by normal principal repayments on the existing portfolio. Also, for the nine months ended June 30, 2009 other than temporary impairments of $754,000 were incurred related to certain private label mortgage backed investment securities. The $4.7 million carrying value of the held-to-maturity private label mortgage related securities amounts to 0.60% of total assets. Approximately 76% are rated AAA, AA or A at June 30, 2009. The following table provides additional information on this part of our investment portfolio:

Private Label Mortgage-Backed Securities and CMO’s as of June 30, 2009

Bond	Face	Carrying Value		% of
Ratings	Value	6/30/2009		Assets
		$ in millions	% of Face

AAA to A	$3.4	$2.6	76%	0.33%
BBB to B	2.0	1.6	85	0.21
CCC to C	2.5	0.5	20	0.06
Total	$7.9	$4.7	59%	0.60%

The private label mortgage related securities have net unrealized losses of approximately $1.0 million.

Loans receivable totaled $612.0 million at June 30, 2009, which represented an increase of $27.4 million or 4.7% compared to September 30, 2008. The increase was due primarily to growth in the commercial loan portfolio along with slight growth in the consumer loan portfolio, offset by a decrease in the one-to-four mortgage portfolio.

Total deposits, after interest credited, at June 30, 2009 were $605.4 million, which represented an increase of $16.2 million or 2.8% as compared to September 30, 2008. The increase was due primarily to increases in balances in checking and a premium high rate savings account titled diamond savings, offset by decreases in money market and time deposit accounts.

Advances increased $2.0 million or 1.9% as compared to the amount at September 30, 2008. The increase was primarily due to additional Federal Home Loan Bank of Dallas (“FHLB”) advances offset by principal payments on existing advances.

Stockholders’ equity was $70.1 million at June 30, 2009 and $68.0 million at September 30, 2008. The increase was due primarily net income less dividend payments of $2.2 million, the purchase of $921,000 in additional treasury stock, and a loan to the Employee Stock Ownership plan for $586,000.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income. The Company had net income of $1.7 million or $0.81 per diluted share, and net income of $5.2 million or $2.42 per diluted share, for the three and nine months ended June 30, 2009 as compared to net loss of $(476,000) or $(0.22) per diluted share, and net income of $3.6 million or $1.64 per diluted share, for the three and nine month periods ended June 30, 2008, respectively. The 2008 periods included the impact of the withdrawal of the Bank’s investment in the AMF Fund and the transfer and settlements of its defined benefit pension plan obligations. The changes affecting net income for June 2009 are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $335,000, or 2.9%, and $860,000, or 2.5%, for the three and nine months ended June 30, 2009, respectively, as compared to the same periods ended June 30, 2008. The average yield on loans decreased to 6.58% for the three months ended June 30, 2009, from 6.92% for the same period in 2008. The average yield on loans decreased to 6.66% for the nine months ended June 30, 2009, from 7.03% for the same period in 2008. The decreases in the average rates on loans were offset somewhat by an increase in loan average balances.

Total Interest Expense. Total interest expense decreased $1.2 million, or 25.3%, and decreased $3.2 million, or 21.2%, respectively, for the three and nine month periods ended June 30, 2009 as compared to the same periods in the prior fiscal year. The average balance of deposits increased in the 2009 period as compared to the 2008 period. However, the higher average balance for the 2009 period was offset by a decrease in the average cost of deposits and advances. The average cost of deposits decreased to 1.77% for the three months ended June 30, 2009, from 2.73% for the same period in 2008. The average cost of deposits decreased to 2.08% for the nine months ended June 30, 2009, from 3.01% for the same period in 2008.

Net Interest Income. Net interest income increased $880,000, or13.2%, and $2.3 million, or 12.3%, for the three and nine month periods ended June 30, 2009, as compared to the same periods ended June 30, 2008. The increase in net interest income was primarily due to decreases in average rates on deposits and advances offset by increases in average balances of both deposits and advances, along with decreases in average rates on both interest bearing deposits and loans offset by increases in interest bearing deposits and loan balances.

Provision for Loan Losses. The provision for loan losses increased $255,000 and $1.1 million, respectively, for the three and nine month periods ended June 30, 2009, as compared to the same periods in 2008, due primarily to management’s assessment of the loan portfolio for probable losses and loan growth. The ratio of the allowance for loan losses to total loans at June 30, 2009 was 1.10% compared to 0.93% at September 30, 2008.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Non-performing loans as a percent of total loans were 1.51% at June 30, 2009, compared to 1.08% at September 30, 2008 and 0.78% at June 30, 2008. Non-performing loan increases were mainly due to residential mortgage loans and to a lesser extent commercial real estate.

Non-Interest Income. Total non-interest income increased $2.3 million and $2.0 million for the three and nine month periods ended June 30, 2009. The increase from the prior year is due to a loss on sale of securities recorded at June 30, 2008, including a loss of $2.5 million on the withdrawal of the Bank’s investment in the AMF Fund. The increase in the three and nine month period is also attributable to a slight increase in service charge income.

Non-Interest Expense. Total non-interest expense decreased $695,000 and increased $624,000, respectively, during the three and nine months ended June 30, 2009, as compared to the same periods in 2008 due primarily to a one time charge assessed at June 30, 2008 for $1.5 million related to the transfer and settlement of the Company’s defined benefit pension plan obligations offset by increased payroll benefits, incentive pay, normal compensation increases, along with an increase in FDIC insurance premiums via special and regular assessments.

Income Tax Expense. Income tax expense increased $1.4 million and $1.1 million for the three and nine month period ended June 30, 2009, respectively. The increase in tax expense was due to higher pretax income and lower relative tax exempt income. The Company’s effective tax rate was 28% and 31% for the three and nine months ended June 30, 2009 respectively as compared to (61%) and 26% for the comparable 2008 periods.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At June 30, 2009 the Bank was in compliance with its three regulatory capital requirements as follows:

(000’s)

	Amount	Percent

Tangible capital	$58,681	7.50%
Tangible capital requirement	11,741	1.50%
Excess over requirement	$46,940	6.00%

Core capital	$58,681	7.50%
Core capital requirement	31,310	4.00%
Excess over requirement	$27,371	3.50%

Risk based capital	$63,841	12.15%
Risk based capital requirement	42,039	8.00%
Excess over requirement	$21,802	4.15%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 6% and total risk-based capital of 10%. Based on these standards, Teche Federal Bank is categorized as well capitalized at June 30, 2009. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of June 30, 2009, FHLB borrowed funds totaled $106.9 million. Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans. Additional borrowing capacity is available from FHLB which totals $170.1 million, based on current collateral levels. The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	June 30		June 30,
	2009(1)	2008(1)	2009(1)	2008(1)

Return on average assets	0.88%	(0.25)%	0.88%	0.64%
Return on average equity	9.55%	(2.79)%	9.57%	6.96%
Interest rate spread	3.85%	3.46%	3.67%	3.38%
Nonperforming assets to total assets	1.27%	0.68%	1.27%	0.68%
Nonperforming loans to total loans	1.51%	0.78%	1.51%	0.78%
Average net interest margin	4.12%	3.76%	3.96%	3.71%
Tangible book value per share	$31.67	$29.70	$31.67	$29.70

(1)	Annualized where appropriate.

At June 30, 2009 the Company was in a liability sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2009. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1–30, 2009	—	$—	—	63,000
May 1-31, 2009	20,250	34.15	20,250	42,750
June 1-30, 2009	3,173	32.50	3,173	39,577
Total	23,423	$33.93	23,423	39,577

The repurchase plan announced February 18, 2009, authorizing the repurchase of up to 63,000 shares has no expiration date for the authorized repurchase under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHE HOLDING COMPANY
Date: August 14, 2009	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)