Form 10-K
period 2009-09-30
TECHE HOLDING CO
filed 2009-12-23
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2009

- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission Number:  1-13712

TECHE HOLDING COMPANY
(Exact name of Registrant as specified in its Charter)

Louisiana	72-1287456
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana	70560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (337) 560-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NYSE Amex on March 31, 2009, was $43 million.

As of December 15, 2009 there were 2,098,638 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2009 Annual Report to Stockholders (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (Part III)

TECHE HOLDING COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge, St. Landry and Ascension Parishes, Louisiana (the “primary market area”). Teche Federal operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has twenty other offices. As of September 30, 2009, the Bank had 237 full-time and 80 part-time employees.

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

Lending Activities

The Bank’s lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank’s primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, Smart mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and non-real estate loan portfolios, consumer loans and Smart mortgage loans for retention in the Company’s loan portfolio. Smart mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank’s standard loan underwriting criteria. For more information regarding Smart mortgage loans see Note 4 to the Consolidated Financial Statements included as part of Exhibit 13 to this report. At September 30, 2009, SmartGrowth Loans totaled $460.3 million or 77.3% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family mortgage loans	$255,162	42.83%	$279,912	47.44%	$298,092	52.57%	$290,453	55.28%	$298,229	60.50%
Multi-family mortgage loans	25,253	4.23	25,943	4.40	24,540	4.33	20,756	3.95	19,636	3.98
Land loans	40,243	6.76	37,729	6.40	28,376	5.00	21,812	4.15	13,991	2.84
Construction loans	4,800	0.81	7,267	1.23	10,853	1.91	9,358	1.78	13,308	2.70
Commercial real estate loans	94,352	15.84	77,025	13.06	75,961	13.40	59,474	11.32	46,877	9.51
Commercial non-real estate loans	30,434	5.11	29,709	5.03	15,378	2.71	21,262	4.05	10,607	2.15
Home equity loans	57,137	9.59	54,590	9.25	51,240	9.04	53,202	10.13	49,348	10.01
Loans on savings accounts	7,779	1.31	8,189	1.39	5,939	1.05	5,223	0.99	5,111	1.04
Mobile home loans	68,850	11.56	61,372	10.40	48,144	8.49	35,242	6.71	25,439	5.16
Other secured and unsecured loans	11,650	1.96	8,241	1.40	8,518	1.50	8,593	1.64	10,378	2.11
Total loans	595,660	100.00%	589,977	100.00%	567,041	100.00%	525,375	100.00%	492,924	100.00%
Less:
Allowance for loan losses	6,806		5,545		5,083		4,890		5,151
Deferred loan fees, net	327		293		335		300		346
Net loans	$588,527		$584,139		$561,623		$520,185		$487,427

Loan Maturity Tables. The following table sets forth the maturity of the Bank’s construction loans, commercial real estate loans and commercial non-real estate loans at September 30, 2009. The table does not include prepayments or scheduled principal repayments. Adjustable-rate loans are shown as maturing based on contractual maturities.

		Commercial	Commercial
	Construction	Real Estate	Non Real
	Loans	Loans	Estate Loans
	(In Thousands)
Amounts due:
1 year or less	$-	$10,378	$9,502
After 1 year:
1 year to 5 years	-	57,870	16,477
More than 5 years	4,800	26,104	4,455
Total due after September 30, 2009	4,800	83,974	20,932

Total amount due	$4,800	$94,352	$30,434

The following table sets forth the dollar amount of the Bank’s construction loans and commercial real estate and non-real estate loans due after September 30, 2010 that have pre-determined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Construction loans	$4,302	$498	$4,800
Commercial real estate loans	69,861	14,113	83,974
Commercial non-real estate loans	19,455	1,477	20,932
Total	$93,618	$16,088	$109,706

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

The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originates and holds most of its fixed-rate mortgage loans as long term investments. Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) guidelines and can therefore be sold in the secondary market should management deem it necessary. The Bank originated $40.3 million of fixed-rate mortgage loans during the year ended September 30, 2009 and sold $26.0 million in one transaction to help manage interest rate risk.

Smart one-to-four family mortgages represent those loans not meeting all of the Bank’s standard loan underwriting criteria. Smart mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value ratios (“LTVs”), and loans with LTVs greater than 80% to conforming borrowers. Because these loans may have higher credit risks, they also provide higher yields to the Bank. Underwriting criteria for these loans require sufficient mitigating factors, such as higher FICO scores and/or additional equity, to minimize the additional credit risk associated with these types of loans. In addition, the Bank does not originate exotic loans, such as interest only ARMs. At September 30, 2009, Smart mortgage loans comprised $83.8 million, or 14.1%, of the total loan portfolio.

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

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The Bank may occasionally participate larger commercial real estate loans to mitigate risk. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In accordance with the Bank’s classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2009 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $18.3 million, with no single loan larger than $5.9 million.

Commercial Non-real Estate Loans. At September 30, 2009, the Bank had $30.4 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank’s market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years. The largest single relationship loan in this category is 4.2 million and is secured by oilfield related equipment. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

Land Loans. At September 30, 2009, the Bank had $19.7 million invested in residential lot loans to individuals, and $20.5 million in commercial land development loans.

Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2009, home equity mortgage loans totaled $57.1 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined LTVs up to 125% of collateral, however, such loans are generally for shorter terms. Loans with LTVs 100% and greater total $7.0 million as of September 30, 2009. Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank’s assets.

Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2009, the Bank had $7.8 million of loans secured by deposits.

At September 30, 2009, the Bank had $3.0 million in automobile loans, $40.3 million in mobile home loans, and $28.5 million in mobile home with land loans.

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

Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and allowance for loan and lease losses (ALLL) on an unsecured basis and an additional amount equal to 10% of unimpaired capital and ALLL if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank’s maximum loan-to-one borrower limit was approximately $9.9 million as of September 30, 2009.

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

The Bank’s general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent or otherwise demonstrates other risks of collectibility. Interest on loans that are contractually 90 days or more past due is generally reserved through an allowance account. The Bank sometimes modifies this general policy after a review of the value of the collateral pledged against individual loans. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and interest is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status. Back to normal usually requires a satisfactory period of regular payments that is no less than six months.

The following table sets forth information regarding non-accrual loans, real estate owned (“REO”), and loans that are 90 days or more delinquent net of specific reserves but on which the Bank was accruing interest at the dates indicated and restructured loans. There are no restructured loans other than those included in the table.

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Loans secured by one- to four-family residences	$4,277	$2,384	$1,715	$1,704	$3,283
All other mortgage loans	546	578	442	749	100
Consumer	326	559	481	363	541
Total	$5,149	$3,521	$2,638	$2,816	$3,924
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Loans secured by one- to four-family residences	$1,186	$1,349	$1,157	$1,096	$852
All other mortgage loans	255	991	-	-	75
Consumer	70	181	67	10	145
Total	$1,511	$2,521	$1,224	$1,106	$1,072
Total non-performing loans	$6,660	$6,042	$3,862	$3,922	$4,996

Real estate owned	$1,953	$343	$1,218	$1,066	$270
Total non-performing assets	$8,613	$6,385	$5,080	$4,988	$5,266
Total non-performing loans to total loans outstanding before allowance	1.12%	1.02%	0.69%	0.75%	1.01%
Total non-performing loans to total assets	0.87%	0.79%	0.54%	0.57%	0.74%
Total non-performing assets to total assets	1.13%	0.83%	0.71%	0.73%	0.78%

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $343,000 for the year ended September 30, 2009. Interest income of $45,000 on nonaccrual loans was included in net income of the year ended September 30, 2009. At September 30, 2009, there were $7.4 million in loans that were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in future disclosure as nonaccrual, 90 days past due or impaired.

Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (REO) until it is sold. When property is acquired it is recorded at the fair value less estimated costs to sell at the date of foreclosure. At September 30, 2009, the Bank had REO with a net balance of $2.0.

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

	At September 30,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
At end of year allocated to:
One- to four-family	$1,426	42.83%	$1,162	47.41%	$999	52.54%	$1,058	55.25%	$1,978	60.45%
Multi-family and commercial real estate	2,185	20.08	1,780	17.44	1,881	17.71	1,747	15.26	1,447	13.48
Construction	48	0.81	39	1.23	36	1.91	34	1.78	50	2.70
Home equity	736	9.59	600	9.24	510	9.03	778	10.12	658	10.00
Consumer and other loans	2,411	26.69	1,964	24.68	1,657	18.81	1,273	17.59	1,018	13.37
Total allowance	$6,806	100.00%	$5,545	100.00%	$5,083	100.00%	$4,890	100.00%	$5,151	100.00%

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Total loans outstanding, net	$588,527	$584,139	$561,623	$520,185	$487,427
Average loans outstanding	$606,751	$589,614	$547,740	$503,252	$498,193

Allowance balances (at beginning of year)	$5,545	$5,083	$4,890	$5,151	$4,365
Provision	3,026	825	605	210	950
Charge offs:
Residential real estate mortgage loans:
One- to four-family units	(163)	(212)	(175)	(333)	(122)
Construction loans	—	—	—	(268)	—
Multi-family and commercial real estate loans	(1,207)	(122)	—	(1)	—
Land loans	(2)	(1)	(23)	(7)	(16)
Other	(422)	(47)	(230)	(98)	(39)
Total charge-offs	(1,794)	(382)	(428)	(707)	(177)
Recoveries
Residential real estate mortgage loans:
One- to four-family units	5	8	5	45	9
Construction loans	—	—	—	64	—
Multi-family and commercial real estate loans	—	—	—	90	—
Land loans	—	—	—	—	1
Other	24	11	11	37	3
Total recoveries	29	19	16	236	13
Net (charge-offs)	(1,765)	(363)	(412)	(471)	(164)
Allowance balance (at end of year)	$6,806	$5,545	$5,083	$4,890	$5,151

Allowance for loan losses to total loans outstanding before allowance	1.14%	0.94%	0.89%	0.93%	1.04%
Net loans charged off as a percent of average loans outstanding before allowance	0.29%	0.06%	0.08%	0.09%	0.03%

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

The Company is authorized to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and government-sponsored corporations, including securities issued by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”), securities of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Company also has the authority to invest in commercial paper and corporate debt and/or equity securities, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. At September 30, 2009, the Company’s securities portfolio did not contain securities of any non-GSE issuer having an aggregate book value in excess of 10% of the Company’s equity.

The Company’s investments in mortgage-backed securities and CMOs include securities issued by government agencies, private issuers and financial institutions. The CMOs held by the Company at September 30, 2009 consisted of floating rate and fixed rate tranches. Generally, private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2009, the Bank had CMOs with an aggregate estimated market value of $7.8 million.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates on a quarterly basis whether any securities are other than temporarily impaired. In making this determination, the Company considers the extent and duration of the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value in the case of equity securities. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

Securities are classified as held-to-maturity or available-for-sale. Management determines the classification of securities when they are purchased and reevaluates this classification periodically as conditions change that could require reclassification.

Securities which the Company both positively intends and has the ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Intent and ability to hold are not considered satisfied when a security is available to be sold in response to changes in interest rates, prepayment rates, liquidity needs or other reasons as part of an overall asset/liability management strategy.

Securities not meeting the criteria to be classified as securities held-to-maturity are classified as available-for-sale and are carried at fair value. Net unrealized holding gains or losses are excluded from net income and are recognized, net of income taxes, in other comprehensive income and in accumulated other comprehensive income, a separate component of stockholders’ equity.

Premiums and discounts on securities, both those held-to-maturity and those available-for-sale, are amortized and accreted to income as an adjustment to the securities’ yields using the interest method. Realized gains and losses on securities, including declines in value judged to be other than temporary, are reported as a component of income. The cost of securities sold is specifically identified for use in calculating realized gains and losses.

If the fair value of a security is below its amortized cost basis at the quarter end, the security is evaluated for other-than-temporary impairment (OTTI).For debt securities, we consider our intention to sell the security. If we do not intend on selling the security, then we evaluate whether it is more likely than not we will be required to sell the security before recovery of the securities amortized cost. If we fail either of those tests, then we record OTTI for the affected security equal to the difference between the fair value and amortized cost.

If it is more likely than not we will be required to sell the debt security, then we go to the next step to determine if OTTI exists. In determining if OTTI exists, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) Adverse conditions related to the security, industry or geographic area, (3) the financial condition and near-term prospects of the issuer, (4) failure of the issuer to make schedule interest or principal payments and the outlook for receiving the contractual cash flows of the investments, (5) changes in the rating of the security and (6) historical and subsequent volatility of fair value of the security. If these conditions provide an indication of a reduction in expected cash flows, then cash flows are evaluated to determine the amount of credit related impairment. If a debt security is an investment in a beneficial interest security and it is rated below AA, cash flows are evaluated for a decrease in expected cash flows and related credit impairment. If OTTI has been identified, the credit related impairment, to the extent it does not reduce the security below fair value, is charged to earnings and the credit-related impairment is adjusted through other comprehensive income for both held to maturity and available for sales securities.

For marketable equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence considered to determine anticipated recovery are analysts reports on the issuer and the financial condition of the issuer or the industry. If OTTI is identified, the security is adjusted to fair value through a charge to earnings.

During the year ended September 30, 2009, the Company recognized non-credit impairment charges in other comprehensive loss related to certain held-to-maturity securities. The cumulative amount of these charges created a separate accumulated other comprehensive loss for held to maturity securities. This accumulated other comprehensive loss will be accreted to other comprehensive income over the remaining life of the security in a prospective manner on the basis of the amount and timing of future estimated cash flows.  See Note 3 in the consolidated financial statements for further discussion of other-than-temporary impairments on investment securities, and Note 12 for more information on impairment losses recognized in Other Comprehensive Income (Loss).

The following table sets forth the carrying value of the Company’s investment portfolio, short-term investments and FHLB stock at the dates indicated.

	At September 30,
	2009	2008	2007
	(In Thousands)
Investment securities issued by U.S. Government agencies and corporations	$16,476	$-	$3,219
FHLB Stock	5,063	4,764	4,343
Time Deposits Other Banks	17,049	-	-
Mortgage-backed securities
Government sponsored entities	52,319	67,004	59,594
Private label	2,572	3,621	-
AMF mutual fund	-	-	15,674
CMOs
Government sponsored entities	5,501	3,923	4,475
Private label	1,675	5,368	-
Municipal obligations	-	19	25
Equity securities	728	1,008	515
Total investment and mortgage-backed securities	101,383	85,707	87,845
Interest-bearing deposits	9,717	35,953	7,473
Total investments	$111,100	$121,660	$95,318

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values and weighted average yields of the Bank’s securities portfolios by scheduled maturity date at September 30, 2009. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ. Securities with no maturity date (FHLB stock and equity securities) are shown under the total investments column only. The total investments carrying value differs from the total amortized cost because available for sale securities are carried at their fair value instead of their amortized cost while the carrying value of held to maturity securities is equal to their amortized cost.

	As of September 30, 2009
	One Year or Less		One to Five Years		Five to Ten Years			More than Ten Years		Total Investment
	Carrying	Average	Carrying	Average	Carrying	Average		Carrying	Average	Carrying	Average	Amortized
	Value	Yield	Value	Yield	Value	Yield		Value	Yield	Value	Yield	Cost
	(Dollars in Thousands)
Investment securities held-to –maturity- Federal Home Loan Bank	$11,473	1.18%	$5,003	1.20%	$-	0.00%	$	----	0.00%	$16,476	1.19%	16,476
Investment securities held-to-maturity -time deposits other banks	10,950	1.79%	6,099	2.25%	-	0.00%		----	0.00%	17,049	1.96%	17,049
Mortgage-backed securities available for sale government sponsored entities(1)	1,000	3.74%	4,811	4.01%	4,062	3.95%		7,018	3.79%	16,891	3.89%	16,504
Mortgage-backed securities held to maturity-government sponsored entities(1)	-	0.00%	3,413	4.24%	10,198	5.00%		21,817	5.01%	35,428	4.93%	35,428
Mortgage-backed securities held to maturity-private label	-	0.00%	-	0.00%	-	0.00%		2,572	7.47%	2,572	7.47%	2,572

CMO’s(1):
Available for sale government sponsored entities	-	0.00%	-	0.00%	-	0.00%		3,317	4.45%	3,317	4.45%	3,181
Held-to maturity- private label	-	0.00%	321	6.31%	-	0.00%		1,354	6.47%	1,675	6.44%	1,675
Held-to-maturity-government sponsored entities	-	0.00%	-	0.00%	-	0.00%		2,184	5.42%	2,184	5.42%	2,184
FHLB stock(2)	-	0.00%	-	0.00%	-	0.00%		-	0.00%	5,063	0.18%	5,063
Equity securities(2)	-	0.00%	-	0.00%	-	0.00%		-	0.00%	728	0.06%	592

Total	$23,423	1.58%	$19,647	2.72%	$14,260	4.70%		$38,262	4.98%	$101,383	3.45%	$100,724

__________________________

(1)	Does not assume prepayments.
(2)	Equity investments have no stated maturity

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $367.7 million at September 30, 2009.

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

Non-interest bearing demand accounts constituted $64.4 million or 11.0% of the Bank’s deposit portfolio at September 30, 2009. Money market accounts and NOW accounts constituted $196.9 million, or 33.6% of the Bank’s deposit portfolio at September 30, 2009. Regular savings accounts constituted $106.5 million, or 18.2% of the Bank’s deposit portfolio at September 30, 2009. Certificates of deposit constituted $217.7 million or 37.3% of the deposit portfolio, including $85.3 million of which had balances of $100,000 and over. As of September 30, 2009, the Bank had no brokered deposits.

Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2009.

	Certificates of Deposit	Weighted Interest Rate
Maturity Period:	(In Thousands)
3 months or less	$17,506	3.08%
Over 3 through 6 months	7,453	2.15
Over 6 through 12 months	13,651	2.62
Over 12 months	46,653	3.31
Totals	$85,263	3.05%

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank’s stock in the FHLB of Dallas and a portion of the Bank’s first mortgage loans and certain other assets. Funds available under existing credit facilities from the FHLB and one other correspondent bank combined totaled $193.1 million. The Bank has total FHLB borrowings of $100.6 million, or 13.2% of the Bank’s assets. Approximately $10.6 million is due in the year ending September 30, 2010.

The following table sets forth certain information regarding the Bank’s short term advances at or for the years ended on the dates indicated:

	At or For the Year Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$9,725	$16,591	$13,520
Maximum amount outstanding at any month-end during the year	10,618	38,075	27,953
Balance outstanding at end of year	10,618	9,551	27,953
Weighted average interest rate during the year	4.53%	4.67%	5.08%
Weighted average interest rate at end of year	4.32%	4.87%	4.86%

Subsidiary Activity

The only subsidiary of the Company is Teche Federal Bank. As of September 30, 2009, the Bank had one inactive subsidiary: Family Investment Services, Inc. (“FISI”) which had total assets of approximately $183,000 consisting primarily of cash.

Regulation

Set forth below is a brief description of all material laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 million in troubled assets immediately and up to $350 million upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 million if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. Management has evaluated and chosen not to participate in the program.

EESA increases the maximum deposit insurance amount up to $250,000 per depositor is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor. EESA removes the statutory limits on FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. The rate on the transaction account guarantee program will increase to 15 to 25 basis points after December 31, 2009. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. The Bank chose to participate in both parts of the program.

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

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank used its special assessment credit to offset the cost of its deposit insurance premium through the quarter ended March 31, 2009 when the credit was exhausted.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS® would be treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%. The FDIC has further imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and may impose additional special assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.0108% of insured deposits, respectively, in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

On November 12, 2009 the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment will be collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate will be its total base assessment rate in effect on September 30, 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of calculating the prepayment will be increased by an annualized 3 basis points beginning in 2011. For purposes of calculating the amount that an institution will prepay on December 30, 2009, an institution’s third quarter 2009 assessment base will be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. The total prepaid assessment for the Bank will be $3.2 million to be paid on December 30, 2009.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2009, the Bank was in compliance with its QTL requirement with 70.52% of its assets invested in QTIs.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has twenty other offices. The majority of our offices are owned, however, three offices are leased under short-term operating leases as disclosed in Note 6 to the Consolidated Financial Statements. The Bank’s total investment in office property and equipment was $40.5 million with a net book value of $27.2 million at September 30, 2009.

Item 3. Legal Proceedings

At September 30, 2009, neither the Company nor its subsidiaries were involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the heading “Market and Dividend Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2009 (the “Annual Report”) and is incorporated herein by reference.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

July 1–31, 2009	—	—	—	39,577
August 1-31, 2009	—	—	—	39,577
September 1-30, 2009	—	—	—	39,577
Total	—	$—	—	39,577

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

(b)       Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report which is filed as Exhibit 13 hereto. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held in January 2010 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	231,999	34.02	142,480
Equity compensation plans not approved by stockholders:	12,696	25.70	-
Total	244,695	33.59	142,480

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

(1)       The following financial statements and the report of the independent registered public accounting firm are included in the Annual Report are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2009 and 2008
Consolidated Statements of Income For the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)    Exhibits

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Teche Holding Company*
3.2	Bylaws of Teche Holding Company*
4	Stock Certificate of Teche Holding Company*
10.1	Teche Federal Savings Bank Management Stock Plan**
10.2	Teche Holding Company 1995 Stock Option Plan**
10.3	Teche Holding Company 1997 Stock Option Plan***
10.4	Teche Holding Company 1998 Stock Option Plan***
10.5	Teche Holding Company Stock Option Agreement with Scott Sutton****
10.6	Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
10.7	Teche Holding Company 2001 Stock-Based Incentive Plan*****
10.8	Teche Holding Company 2004 Stock-Based Incentive Plan******
10.9	Employment Agreement between Teche Holding Company and Patrick O. Little
10.10	Employment Agreement between Teche Federal Bank and Patrick O. Little
10.11	Change in Control Severance Agreement between Teche Federal Bank and Jason Freyou
10.12	Change in Control Severance Agreement between Teche Federal Bank and Darryl Broussard
10.13	Change in Control Severance Agreement between Teche Federal Bank and J. L. Chauvin
10.14	Change in Control Severance Agreement between Teche Federal Bank and Ross Little, Jr.
11	Statement regarding computation of earnings per share (see Note 14 to the Consolidated Financial Statements in the Annual Report)
13	Annual Report to Stockholders for the fiscal year ended September 30, 2009
21	Subsidiaries of the Registrant (see “Item 1 Business - Subsidiary Activity” herein)
23	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TECHE HOLDING COMPANY
Dated: December 23, 2009		/s/ Patrick O. Little
	By:	Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 23, 2009.

/s/ Patrick O. Little		/s/ J. L. Chauvin
Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)		J.L. Chauvin Director, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)
/s/ Ernest Freyou		/s/ Donelson T. Caffery, Jr.
Ernest Freyou Director		Donelson T. Caffery, Jr. Director
/s/ Mary Coon Biggs		/s/ W. Ross Little, Jr.
Mary Coon Biggs Director		W. Ross Little, Jr. Director and Secretary
/s/ Henry L. Friedman		/s/ Thomas F. Kramer
Henry L. Friedman Director		Thomas F. Kramer Director
/s/ Robert Judice, Jr.		/s/ Robert L. Wolfe, Jr.
Robert Judice, Jr. Director		Robert L. Wolfe, Jr. Director