Form 10-Q
period 2009-12-31
TECHE HOLDING CO
filed 2010-02-12
CIK 934538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 9, 2010.

Class	2,100,388
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2009	September 30, 2009*
ASSETS	(unaudited)

Cash and due from banks	$13,329	$13,958
Interest-bearing deposits	8,341	9,717
Securities available-for-sale - at estimated fair value (amortized cost of $18,435 and $20,277)	18,934	20,936
Securities held-to-maturity—at amortized cost (estimated fair value of $63,988 and $76,887)	62,549	75,384
Loans receivable—net of allowance for loan losses of $7,744 and $6,806	594,543	588,527
Accrued interest receivable	2,597	2,622
Investment in Federal Home Loan Bank stock, at cost	5,129	5,063
Real estate owned, net	1,128	1,953
Prepaid expenses and other assets	6,840	3,321
Goodwill	3,647	3,647
Life insurance contracts	12,873	12,724
Premises and equipment, net	27,354	27,219

TOTAL ASSETS	$757,264	$765,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$575,491	$585,469
Advances from Federal Home Loan Bank	103,451	100,628
Advance payments by borrowers for taxes and insurance	1,611	2,433
Accrued interest payable	457	743
Accounts payable and other liabilities	3,932	4,313

TOTAL LIABILITIES	684,942	693,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,668,934 and 4,666,950 shares issued	47	47
Additional paid-in capital	52,335	52,285
Retained earnings	70,786	69,786
Unearned ESOP shares	(521)	(586)
Treasury stock 2,570,296 and 2,570,296 shares - at cost	(50,234)	(50,234)
Accumulated other comprehensive loss on held-to-maturity securities	(420)	(247)
Accumulated other comprehensive income on available for sale securities	329	434

TOTAL STOCKHOLDERS’ EQUITY	72,322	71,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,264	$765,071

See Notes to Unaudited Consolidated Financial Statements.

* derived from audited financial statements

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	December 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$9,730	$10,148
Interest and dividends on investments	695	1,032
Other interest income	75	34
TOTAL INTEREST INCOME	10,500	11,214
INTEREST EXPENSE:
Deposits	1,930	3,179
Advances from Federal Home Loan Bank	1,137	1,199
TOTAL INTEREST EXPENSE	3,067	4,378
NET INTEREST INCOME	7,433	6,836

PROVISION FOR LOAN LOSSES	1,196	155

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,237	6,681

NON-INTEREST INCOME:
Total other-than temporary impairment losses	(366)	(312)
Portion of impairment losses recognized in other comprehensive loss	262	-
Net impairment losses recognized in earnings	(104)	(312)
Service charges and other	3,816	3,726
Gain on sale of premises and equipment	-	1
Gain (loss) on securities	68	(124)
Other income	198	225
TOTAL NON-INTEREST INCOME	3,978	3,516

NON-INTEREST EXPENSE:
Compensation and employee benefits	3,998	4,011
Occupancy expense	1,523	1,503
Marketing and professional	661	852
FDIC premiums and assessment	394	47
Other operating expenses	1,065	1,182
TOTAL NON-INTEREST EXPENSE	7,641	7,595

INCOME BEFORE INCOME TAXES	2,574	2,602
INCOME TAXES	841	838
NET INCOME	$1,733	$1,764
BASIC EARNINGS PER COMMON SHARE	$0.83	$0.83
DILUTED EARNINGS PER COMMON SHARE	$0.82	$0.83

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Three Months Ended December 31,
	2009	2008
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,733	$1,764
Adjustments to reconcile net income to net cash used by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	(38)	(73)
Impairment of debt securities	104	312
Provision for loan losses	1,196	155
(Gain) Loss on sale of OREO	(22)	1
(Gain) Loss on sale and impairment of equity securities	(68)	124
Depreciation	384	400
Excess tax benefits from share-based payment arrangements	(36)	--
Change in accounts payable and other liabilities	(381)	(1,076)
Change in life insurance contracts	(149)	(156)
Change in prepaid expenses and other assets	(3,519)	818
Change in accrued interest payable	(286)	(20)
Other items– net	743	(34)
Net cash (used) provided by operating activities	(339)	2,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity securities	355	--
Principal repayments of mortgage-backed securities available for sale	1,539	1,387
Principal repayments of securities held to maturity	12,527	2,012
Net loan originations	(6,487)	(14,918)
Purchase of loans	(725)	--
Purchase of FHLB stock	(66)	(23)
Proceeds from sale of fixed assets	--	1
Proceeds from sale of OREO	384	153
Purchase of premises and equipment	(519)	(255)
Net cash provided (used) by investing activities	7,008	(11,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(9,978)	(446)
Net increase (decrease) in FHLB advances	2,823	(1,386)
Net decrease in advance payments by borrowers for taxes and insurance	(822)	(230)
Dividends paid	(733)	(745)
Excess tax benefits from share-based payment arrangements	36	--
Purchase of common stock for treasury	--	(126)
Net cash (used) provided by financing activities	(8,674)	(2,933)

NET DECREASE IN CASH	(2,005)	(12,361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,675	50,112
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,670	$37,751

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	$726	$483
Loans originated to finance sale of real estate owned	1,311	--

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 2009 and September 30, 2009 and for the three month periods ended December 31, 2009 and 2008, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. Certain items related to the financial statements dated September 30, 2009 and December 31, 2008 were reclassified to conform to the December 31, 2009 financial statements. The items reclassified were immaterial. The reclassification had no impact on net income or stockholders’ equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2009 and 2008 (in thousands).

	Three Months Ended
	December 31,
	2009	2008
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,098	2,118
Effect of dilutive securities:
Stock options	18	11
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,116	2,129

For the three month periods ending December 31, 2009 and 2008, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 192,000 for the three months ended December 31, 2009 and 197,000 for the three months ended December 31, 2008.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which includes unrealized gains and losses on securities. Following is a summary of the Company’s comprehensive income for the three months ended December 31, 2009 and 2008 (in thousands).

	For Three Months
	Ended December 31,
	2009	2008

Net income	$1,733	$1,764
Reclassification of realized losses (gains), net of tax	(45)	287
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	(173)	--
Unrealized gains (losses), net of tax	(61)	54
Total comprehensive income	$1,454	$2,105

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superceded. The Company adopted this new accounting pronouncement for the year ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

ASC (805) – Business Combinations, changes the way that acquiring entities will account for business combinations. Some of the more significant changes are that the equity securities issued as consideration will be valued at the date that the acquirer takes control of assets and assumes liabilities of the acquired company (typically would be the date of closing), and that direct costs of the acquisition will be expensed as incurred rather than capitalized. This statement was effective for the Company beginning October 1, 2009. Adoption of this standard did not have an impact on the consolidated financial statements but will impact the accounting for future business combinations.

ASC (810) – Non-controlling Interests in Consolidated Financial Statements, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, this guidance eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Adoption of this standard had no impact on the consolidated financial statements.

ASC (860) Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance also eliminates the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets and requires additional disclosures.

ASC (810) Consolidation of Variable Interest Entities, changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both ASC (860) and ASC (810) will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date. Adoption of these standards had no impact on the consolidated financial statements.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC (310), “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

	Fair Value	Fair Value Hierarchy
	At December 31, 2009	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,326	$-	$2,326	$-
Federal Home Loan Mortgage Corp.	7,576	-	7,576	-
Federal National Mortgage Assoc.	5,618	-	5,618	-
	15,520	-	15,520	-
Collateralized mortgage obligations
CMO’s:
Government National Mortgage Assoc.	3,043	-	3, 043	-
Other equity securities	370	370	-	-
Total AFS securities	$18,933	$370	$18,563	$-
Assets valued on a non-recurring basis:
CMO’s: Private label	$428	$-	$428	$-
Impaired loans	7,796	-	7,796	-
Total non-recurring	$8,224	$-	$8,224	$-

	Fair Value At September	Fair Value Hierarchy
	30, 2009	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,549	$-	$2,549	$-
Federal Home Loan Mortgage Corp.	8,322	-	8,322	-
Federal National Mortgage Assoc.	6,020	-	6,020	-
	16,891	-	16,891	-
Collateralized mortgage obligations
CMO’s:
Government National Mortgage Assoc.	3,317	-	3,317	-
Marketable equity securities	728	728	-	-
Total recurring	$20,936	$728	$20,208	$-

Assets valued on a non-recurring basis:
CMO’s: Private label	$164	$-	$164	$-
Impaired loans	2,988	-	2,988	-
Total non-recurring	$3,152	$-	$3,152	$-

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

Investment Securities – See discussion in the beginning of Note 6 on the evaluation of fair value of investment securities. Investment securities’ fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - See discussion in the beginning of Note 6 on the evaluation of fair value of impaired loans. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock. It has no quoted market value and is carried at cost. Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at December 31, 2009. FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$21,670	$21,670	$ 23,675	$ 23,675
Investment securities	81,483	82,922	96,320	97,823
FHLB stock	5,129	5,129	5,063	5,063
Accrued interest receivable	2,597	2,597	2,622	2,622

Life Insurance contracts	12,873	12,873	12,724	12,724
Loans receivable, net	594,543	621,501	588,527	617,323

Financial liabilities:
Deposits	575,491	581,984	585,469	593,273
Advances from Federal Home Loan Bank	103,451	109,219	100,628	107,931
Accrued interest payable	457	457	743	743

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,294	$33	$-	$2,327
Federal Home Loan Mortgage Corp.	7,430	146	-	7,576
Federal National Mortgage Assoc.	5,476	142	-	5,618
	15,200	321	-	15,521
Collateralized mortgage obligations
CMO’s:
Government National Mortgage Assoc.	2,926	117	-	3,043
Other equity securities	309	61	-	370
Total	$18,435	$499	$-	$18,934

	September 30, 2009
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,508	$41	$-	$2,549
Federal Home Loan Mortgage Corp.	8,187	139	(4)	8,322
Federal National Mortgage Assoc.	5,809	211	-	6,020
	16,504	391	(4)	16,891
Collateralized mortgage obligations
CMO’s:
Government National Mortgage Assoc.	3,181	136	-	3,317
Other equity securities	592	159	(23)	728
Total	$20,277	$686	$(27)	$20,936

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank Bonds	$16,436	$71	$-	$16,507
Time deposits other banks	7,299	-	-	7,299
Mortgage-backed securities:
Federal National Mortgage Assoc.	23,011	916	(2)	23,925
Federal Home Loan Mortgage Corp.	10,085	589	-	10,674
Private Label	2,168	203	(386)	1,985
CMO’s:
Federal Home Loan Mortgage Corp.	313	-	(17)	296
Federal National Mortgage Assoc.	1,768	43	(24)	1,787
Private Label	1,469	59	(13)	1,515
Total	$62,549	$1,881	$(442)	$63,988

	September 30, 2009
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank	$16,476	$97	$-	$16,573
Time deposits other banks	17,049	24	-	17,073
Mortgage-backed securities:
Federal National Mortgage Assoc.	24,658	1,212	(1)	25,869
Federal Home Loan Mortgage Corp.	10,770	709	-	11,479
Private Label	2,572	146	(588)	2,130
CMO’s:
Federal Home Loan Mortgage Corp.	341	6	-	347
Federal National Mortgage Assoc.	1,843	63	-	1,906
Private Label	1,675	40	(205)	1,510
Total	$75,384	$2,297	$(794)	$76,887

Details concerning securities with unrealized losses as of December 31, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Mortgage-backed securities:
Federal Home Loan Mortgage Corp.	$-	$-	$-	$-	$-	$-

Marketable equity securities	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

Details concerning securities with unrealized losses as of December 31, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Federal Home Loan Bank	$-	$-	$-	$-	$-	$-
Time Deposits Other Banks	-	-	-	-	-	-
Mortgage-backed securities:
Federal National Mortgage Assoc.	44	(1)	102	(1)	146	(2)
Federal Home Loan Mortgage Corp	-	-	-	-	-	-
Private Label	34	(4)	895	(344)	929	(348)
CMO’s:
Federal Home Loan Mortgage Corporation	296	(17)	-	-	296	(17)
Federal National Mortgage Assoc.	706	(24)	32	-	738	(24)
Private Label	17	(44)	424	(7)	441	(51)
	$1,097	$(90)	$1,453	$(352)	$2,550	$(442)

Details concerning securities with unrealized losses as of September 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Mortgage-backed securities:
Federal Home Loan Mortgage Corp.	$1,463	$(4)	$-	$-	$1,463	$(4)

Marketable equity securities	64	(12)	11	(11)	75	(23)
	$1,527	$(16)	$11	$(11)	$1,538	$(27)

Details concerning securities with unrealized losses as of September 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Federal Home Loan Bank	$-	$-	$-	$-	$-	$-
Time deposits other banks	-	-	-	-	-	-
Mortgage-backed securities:
Federal National Mortgage Assoc.	272	-	122	(1)	394	(1)
Federal Home Loan Mortgage Corporation Private	459	(82)	888	(506)	1,347	(588)
CMO’s:
Federal Home Loan Mortgage Corporation	-	-	-	-	-	-
Federal National Mortgage Association	-	-	33	-	33	-
Private Label	11	(20)	1,019	(185)	1,030	(205)
	$742	$(102)	$2,062	$(692)	$2,804	$(794)

The Bank had a total of 42 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $442,000 as of December 31, 2009. Gross unrealized losses of $399,000 in the held-to-maturity category are private label CMO securities.

Management of the Company has asserted that they have no intent to sell impaired securities and it is more likely than not that impaired securities will not be sold. These unrealized losses generally result from changes in market interest rates and as a result of the disruption in the existing mortgage securities market due to illiquidity in certain sectors of that market. The unrealized losses associated with investment securities issued by government sponsored enterprises (GSE) are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are guaranteed by these agencies. GSE’s have access to additional capital and liquidity resources from the U.S. Treasury, which indicates that they will be able to honor their guarantees, related to the contractual cash flows of the MBS that they have issued. In the case of securities issued by the Government National Mortgage Association, the securities are fully guaranteed by the U.S. Government. The private label mortgage backed securities and CMOs are not backed in some manner by the full faith and credit of the U.S. Government.

For each private label security, duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired. Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income. Private label securities contain realized credit losses of $104,000 for the quarter ended December 31, 2009. In the performance of cash flow analysis on private label securities, management determined impaired securities had non-credit losses that were recognized in other comprehensive income in the amount of $262,000. All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year but within five years	—	—
Due after five years within ten years	—	—
Due after ten years	—	—
Total	—	—

Mortgage-backed securities	18,126	18,564
Equity securities	309	370
Total	$18,435	$18,934

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$17,636	$17,707
Due after one year but within five years	6,099	6,099
Due after five years within ten years	-	-
Due after ten years	-	-
Total	23,735	23,806

Mortgage-backed securities	38,814	40,182
Total	$62,549	$63,988

Equity securities incurred impairment losses of $33,000 for the three months ended December 31, 2009. Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the three months ended December 31, 2009 (in thousands).

Beginning balance of credit losses	$1,344
Other-than-temporary impairment credit losses	104
Ending balance of cumulative credit losses recognized in earnings	1,448

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections. The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

Gains on equity securities of $105,000 were realized on sales of securities in the three months ended December 31, 2009. Proceeds of $355,000 were received from the sale of securities during the three months ended December 31, 2009.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 12, 2010 the date of the issuance of these financial statements. Non-performing assets increased to $11.9 million at December 31, 2009 from $9.1 million at September 30, 2009. The increase was primarily due to an increase in past due and non-accrual commercial real estate and residential loans, offset somewhat by an $0.8 million decrease in the portfolio of foreclosed real estate. Non-performing assets are expected to increase during the quarter ending March 31, 2010 due to the default, subsequent to December 31, 2009, of a commercial credit relationship involving a residential land development with total outstanding loans of approximately $6.4 million as of December 31, 2009.

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

The Federal Deposit Insurance Corporation Initiatives

On October 14, 2008, the Federal Deposit Insurance Corporation (“the FDIC”) announced the Temporary Liquidity Guarantee Program (“TLG Program”) to strengthen confidence and encourage liquidity in the banking system. The TLG Program consists of two components: a temporary guarantee of newly-issued senior unsecured debt of a bank or its holding company (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). Institutions that did not opt out of the program by December 5, 2008 are assessed ten basis points for non-interest-bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The rate on the transaction account guarantee program will increase to 15 to 25 basis points after December 31, 2009. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. The Company opted to participate in both components of the TLG Program.

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

On November 12, 2009 the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate will be its total base assessment rate in effect on September 30, 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of calculating the prepayment was increased by an annualized 3 basis points beginning in 2011. For purposes of calculating the amount that an institution was required to prepay on December 30, 2009, an institution’s third quarter 2009 assessment base was increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. The total prepaid assessment for the Bank was $3.2 million and was paid on December 30, 2009.

The standard insurance amount of $250,000 per depositor is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at December 31, 2009 totaled $757.3 million, a decrease of $7.8 million or 1.0% as compared to $765.0 million at September 30, 2009. The decrease was primarily due to reductions in cash and securities used to fund a decrease in total deposits.

Securities available-for-sale totaled $18.9 million and securities held to maturity totaled $62.5 million at December 31, 2009, which, combined, represented a decrease of $14.8 million or 15.4% as compared to September 30, 2009. The decrease was primarily due to maturities of certificates held at other banks totaling $9.7 million along with normal principal repayments on the existing portfolio. Also, for the three months ended December 31, 2009 other than temporary impairments of $740,000 were incurred related to certain private label mortgage backed investment securities. The $3.6 million carrying value of the held-to-maturity private label mortgage related securities amounts to 0.50% of total assets. Approximately 40% are rated AAA, AA or A at December 31, 2009. The following table provides additional information on this part of our investment portfolio:

Private Label Mortgage—Backed Securities and CMO’s as of December 31, 2009

Bond	Face	Carrying Value		% of
Ratings	Value	12/31/2009		Assets
		$ in millions	% of Face

AAA to A	$1.5	$1.4	93.3%	0.2%
BBB to B	1.6	1.3	83.0	0.2
CCC to C	2.4	0.8	32.2	0.1
Not Rated	0.2	0.1	48.8	0.0
Total	$5.7	$3.6	63.6%	0.5%

The private label mortgage related securities have net unrealized losses of approximately $137,000.

Loans receivable totaled $594.5 million at December 31, 2009, which represented an increase of $6.0 million or 1.02% compared to September 30, 2009. The increase was due primarily to growth in the commercial loan, consumer loan and the one-to-four mortgage loan portfolio.

Total deposits, after interest credited, at December 31, 2009 were $575.5 million, which represented a decrease of $10.0 million or 1.7 % as compared to September 30, 2009. The decrease was due primarily to a decrease in time deposits and money market accounts offset somewhat by growth in checking and savings accounts.

Advances increased $2.8 million or 2.8% as compared to the amount at September 30, 2009. The increase was primarily due to additional Federal Home Loan Bank of Dallas (“FHLB”) advances offset by principal payments on existing advances.

Stockholders’ equity was $72.3 million at December 31, 2009 and $71.5 million at September 30, 2009. The increase was due primarily to net income less dividend payments of $733,000.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Net Income. The Company had net income of $1.7 million or $0.82 per diluted share for the three months ended December 31, 2009 as compared to net income of $1.8 million or $0.83 per diluted share for the three months ended December 31, 2008. The decrease in income is due primarily to an increase in loan loss provision in the amount of $1.0 million.

Total Interest Income. Total interest income decreased $714,000 or 6.4% for the three months ended December 31, 2009. The average balance of loans increased in the 2009 period as compared to the 2008 period. However, the higher average balance for the 2009 period was offset by a decrease in the average yield on loans to 6.50% for the three months ended December 31, 2009, from 6.81% for the same period in 2008.

Total Interest Expense. Total interest expense decreased $1.3 million or 29.9% for the three month period ended December 31, 2009. The decrease was due mainly to average cost of deposits decreasing to 1.51% for the three months ended December 31, 2009 compared to 2.41% for the same period in 2008 along with a reduction in average deposit balances.

Net Interest Income. Net interest income increased $597,000 or 8.7% for the three month period ended December 31, 2009, as compared to the same period ended December 31, 2008. The increase in net interest income was primarily due to a decrease in rates paid on interest-bearing deposits.

Provision for Loan Losses. Management recorded a $1.2 million provision for loan loss this quarter primarily due to an increase in past due residential real estate loans and to two credit relationships involving commercial real estate loans totaling approximately $7.5 million. One of the commercial relationships with loan balances of $6.4 million included a residential land development loan of $5.6 million located in Baton Rouge which was determined to be impaired at December 31, 2009. In January 2010 the loans became non-performing after the borrower declared bankruptcy.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, quality and terms that occurred during the period in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers qualitative factors in determining the amount of the allowance such as the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans. Non-performing loans as a percent of total loans were 1.81% at December 31, 2009, compared to 1.21% at September 30, 2009 and 1.08% at December 31, 2008. Charge-offs for the quarter amounted to 0.04% of average loans at December 31, 2009, 0.22% at September 30, 2009 and 0.01% at December 31, 2008.

Non-Performing Assets. Non-performing assets increased to $11.9 million at December 31, 2009 from $9.1 million at September 30, 2009. The increase was primarily due to an increase in past due and non-accrual commercial real estate and residential loans, offset somewhat by an $0.8 million decrease in the portfolio of foreclosed real estate. Non-performing assets are expected to increase during the quarter ending March 31, 2010 due to the default, subsequent to December 31, 2009, of a commercial credit relationship involving a residential land development with total outstanding loans of approximately $6.4 million as of December 31, 2009.

Non-Interest Income. Total non-interest income increased $462,000 for the three month period ended December 31, 2009 as compared to the same period in 2008. The increase was attributable to an impairment write down on securities in the amount of $436,000 for the quarter ended December 31, 2008, compared to an impairment write down on securities in the amount of $136,000 for the quarter ended December 31, 2009.

Non-Interest Expense. Total non-interest expense increased $46,000 during the three month period ended December 31, 2009, as compared to the same period in 2008 due primarily to increased FDIC premiums that was offset by reductions in marketing and professional expenses.

Income Tax Expense. Income tax expense decreased $3,000 for the quarter ended December 31, 2009 as compared to the same period in 2008. The Company’s effective tax rate remained relatively the same at 32% for the quarters ending December 31, 2009 and December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At December 31, 2009 the Bank was in compliance with its three regulatory capital requirements as follows:

(000’s)

	Amount	Percent

Tangible capital	$60,917	8.11%
Tangible capital requirement	11,261	1.50%
Excess over requirement	49,656	6.61%

Core capital	$60,917	8.11%
Core capital requirement	30,030	4.00%
Excess over requirement	$30,887	4.11%

Risk based capital	$66,867	12.70%
Risk based capital requirement	42,120	8.00%
Excess over requirement	$24,747	4.70%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 6% and total risk-based capital of 10%. Based on these standards, Teche Federal Bank is categorized as well capitalized at December 31, 2009. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary source of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of December 31, 2009, FHLB borrowed funds totaled $103.5 million. Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans. Additional borrowing capacity is available from FHLB which totals $153.1 million, based on current collateral levels. The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the
	Three Months Ended
	December 31
	2009(1)	2008(1)

Return on average assets	0.91%	0.92%
Return on average equity	9.37%	10.37%
Average interest rate spread	4.02%	3.49%
Nonperforming assets to total assets	1.58%	0.93%
Nonperforming loans to total loans	1.81%	1.08%
Average net interest margin	4.26%	3.82%
Tangible book value per share	$32.74	$31.00

(1)	Annualized where appropriate.

At December 31, 2009 the Company was in a liability sensitive position. [Confirm and/or update] Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2009. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1-31, 2009	-	$-	-	39,577
November 1-30, 2009	-	-	-	39,577
December 1-31, 2009	-	-	-	39,577
Total	-	$-	-	39,577

The repurchase plan announced February 18, 2009, authorizing the repurchase of up to 63,000 shares has no expiration date for the authorized repurchase under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 2010, the Company held its annual meeting of stockholder and the following items were presented:

Election of Directors: Donelson T. Caffery was elected as a director for a three year term ending in 2013 and until his successor is elected and qualified with 1,052,803 votes in favor and 66,218 votes withheld. Ernest Freyou was elected as a director for a three year term ending in 2013 and until his successor is elected and qualified with 891,484 votes in favor and 227,537 votes withheld. Robert Judice, Jr. was elected as a director for a three year term ending in 2013 and until his successor is elected and qualified with 1,052,803 votes in favor and 66,218 votes withheld. Patrick Little was elected as a director for a three year term ending in 2013 and until his successor is elected and qualified with 924,310 votes in favor and 194,711 votes withheld.

Ratification of the appointment of Dixon Hughes PLLC as the Company’s auditors for the 2010 fiscal year: Dixon Hughes PLLC was ratified as the Company’s auditors with 1,694,737 votes for, 1,296 votes against, and 28,672 abstentions.

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

TECHE HOLDING COMPANY
Date: February 12, 2010	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2010	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)