Form 10-Q
period 2010-03-31
TECHE HOLDING CO
filed 2010-05-14
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 11, 2010.

Class	2,099,851
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2010	September 30, 2009*
ASSETS	(unaudited)

Cash and due from banks	$16,822	$13,958
Interest-bearing deposits	17,401	9,717
Securities available-for-sale - at estimated fair value (amortized cost of $16,998 and $20,277)	17,555	20,936
Securities held-to-maturity—at amortized cost (estimated fair value of $60,881 and $76,887)	59,198	75,384
Loans receivable—net of allowance for loan losses of $8,253 and $6,806	592,268	588,527
Accrued interest receivable	2,525	2,622
Investment in Federal Home Loan Bank stock, at cost	5,392	5,063
Real estate owned, net	1,426	1,953
Prepaid expenses and other assets	7,080	3,321
Goodwill	3,647	3,647
Life insurance contracts	13,017	12,724
Premises and equipment, net	27,304	27,219

TOTAL ASSETS	$763,635	$765,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$586,743	$585,469
Advances from Federal Home Loan Bank	97,857	100,628
Advance payments by borrowers for taxes and insurance	1,868	2,433
Accrued interest payable	448	743
Accounts payable and other liabilities	3,168	4,313

TOTAL LIABILITIES	690,084	693,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,671,829 and 4,666,950 shares issued	47	47
Additional paid-in capital	52,501	52,285
Retained earnings	71,746	69,786
Unearned ESOP shares	(456)	(586)
Treasury stock 2,570,296 shares - at cost	(50,234)	(50,234)
Accumulated other comprehensive loss on held-to-maturity securities	(420)	(247)
Accumulated other comprehensive income on available for sale securities	367	434

TOTAL STOCKHOLDERS’ EQUITY	73,551	71,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$763,635	$765,071

See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$9,603	$10,025	$19,333	$20,174
Interest and dividends on investments	717	971	1,413	2,003
Other interest income	54	17	129	50
TOTAL INTEREST INCOME	10,374	11,013	20,875	22,227
INTEREST EXPENSE:
Deposits	1,820	2,730	3,751	5,909
Advances from Federal Home Loan Bank	1,120	1,220	2,256	2,420
TOTAL INTEREST EXPENSE	2,940	3,950	6,007	8,329
NET INTEREST INCOME	7,434	7,063	14,868	13,898

PROVISION FOR LOAN LOSSES	900	1,035	2,096	1,190

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,534	6,028	12,772	12,708

NON-INTEREST INCOME:
Total other-than temporary impairment losses	(8)	(59)	(374)	(371)
Portion of impairment losses recognized in other comprehensive income	--	--	262	--
Net impairment losses recognized in earnings	(8)	(59)	(112)	(371)
Service charges and other	3,698	3,855	7,515	7,582
Gain on sale of premises and equipment	--	9	--	10
Gain (Loss) on securities	--	77	67	(48)
Other income	258	250	455	476
TOTAL NON-INTEREST INCOME	3,948	4,132	7,925	7,649

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,273	4,192	8,270	8,203
Occupancy expense	1,570	1,524	3,093	3,027
Marketing and professional	756	626	1,417	1,477
FDIC premiums and assessments	241	103	635	150
Other operating expenses	1,140	1,233	2,206	2,416
TOTAL NON-INTEREST EXPENSE	7,980	7,678	15,621	15,273

INCOME BEFORE INCOME TAXES	2,502	2,482	5,076	5,084
INCOME TAXES	802	826	1,643	1,664
NET INCOME	$1,700	$1,656	$3,433	$3,420
BASIC EARNINGS PER COMMON SHARE	$0.81	$0.78	$1.64	$1.61
DILUTED EARNINGS PER COMMON SHARE	$0.80	$0.78	$1.62	$1.61

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Six Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,433	$3,420
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	(92)	(162)
Provision for loan losses	2,096	1,190
Provision for real estate owned	20	-
Impairment of securities	112	496
Gain on sale of fixed assets	-	(10)
Gain on sale of OREO	(2)	(7)
Gain on sale of securities	(67)	(77)
Depreciation	788	786
Excess tax benefits from share-based payment arrangements	(36)	-
Stock-based compensation	196	177
Change in accounts payable and other liabilities	(1,145)	(396)
Change in life insurance contracts	(293)	(304)
Change in prepaid expenses and other assets	(3,759)	170
Change in accrued interest payable	(295)	138
Other – net	(244)	(17)
Net cash provided by operating activities	712	5,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(36)	(12)
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	3,065	2,769
Purchase of securities held to maturity	-	(6,952)
Proceeds from sale of equity securities	384	278
Principal repayments of securities held to maturity	16,201	4,598
Net loan originations	(6,004)	(24,340)
Purchase of loans	(1,127)	(3,290)
Proceeds from sale of loan participations	1,142	3,200
Purchase of FHLB Stock	(329)	(111)
Proceeds from sale of fixed assets	-	10
Proceeds from sale of OREO	762	232
Purchase of premises and equipment	(873)	(536)
Net cash provided (used) by investing activities	13,185	(24,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of (loan to) ESOP	130	(432)
Net increase in deposits	1,274	22,461
Net increase (decrease) in FHLB advances	(2,771)	2,212
Net decrease in advance payments by borrowers for taxes and insurance	(565)	(425)
Dividends paid	(1,473)	(1,483)
Excess tax benefits from share-based payment arrangements	36	-
Proceeds from exercise of stock options	20	-
Purchase of common stock for treasury	-	(127)
Net cash (used) provided by financing activities	(3,349)	22,206

NET INCREASE IN CASH	10,548	3,456
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,675	50,112
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,223	$53,568

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	$1,463	$582
Loans originated to finance/sell real estate owned	1,311	18

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2010 and September 30, 2009 and for the three and six month periods ended March 31, 2010 and 2009, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. Certain items related to the financial statements dated September 30, 2009 were reclassified to conform to the March 31, 2010 financial statements. The items reclassified were immaterial and the reclassification had no impact on net income or stockholders’ equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,100	2,118	2,099	2,118
Effect of dilutive securities:
Common stock equivalents	18	10	18	10
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,118	2,128	2,117	2,128

For the three and six month periods ending March 31, 2010 and 2009, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 192,000 and 198,000 for the three and six month periods ended March 31, 2010 and 2009, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which includes unrealized gains and losses on securities.  Following is a summary of the Company’s comprehensive income for the three and six months ended March 31, 2010 and 2009 (in thousands).

	For Three Months		For Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Net income	$1,700	$1,656	$3,433	$3,420
Reclassification of realized losses (gains), net of tax	--	(12)	(45)	277
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	--	--	(173)	--
Unrealized gains (losses), net of tax	38	134	(22)	186
Total comprehensive income	$1,738	$1,778	$3,193	$3,883

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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

ASU-Accounting Standards Update (2010-09) Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements (Feb 2010).  This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).    Adoption of these standards had no impact on the consolidated financial statements.

 ASU-Accounting Standards Update (2010-06) Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Jan 2010).   This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Company until January 1, 2011.  The adoption requires additional disclosure.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC (310), “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

	Fair Value	Fair Value Hierarchy
	At March 31, 2010	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,263	$-	$2,263	$-
Federal Home Loan Mortgage Corp.	6,686	-	6,686	-
Federal National Mortgage Assoc.	5,332	-	5,332	-
	14,281	-	14,281	-

CMOs:
Government National Mortgage Assoc.	2,899	-	2,899	-
Other equity securities	375	375	-	-
Total AFS securities	$17,555	$375	$17,180	$-
Assets valued on a non-recurring basis:
CMO’s: Private label	$428	$-	$428	$-
Impaired loans	7,445	-	7,445	-
Real Estate Owned	160	-	160	-
Total non-recurring	$8,033	$-	$8,033	$-

	Fair Value At September	Fair Value Hierarchy
	30, 2009	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,549	$-	$2,549	$-
Federal Home Loan Mortgage Corp.	8,322	-	8,322	-
Federal National Mortgage Assoc.	6,020	-	6,020	-
	16,891	-	16,891	-

CMOs:
Government National Mortgage Assoc.	3,317	-	3,317	-
Marketable equity securities	728	728	-	-
Total recurring	$20,936	$728	$20,208	$-

Assets valued on a non-recurring basis:
CMO’s: Private label	$164	$-	$164	$-
Impaired loans	2,988	-	2,988	-
Total non-recurring	$3,152	$-	$3,152	$-

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at March 31, 2010.  The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$34,223	$34,223	$ 23,675	$ 23,675
Investment securities	76,753	78,436	96,320	97,823
FHLB stock	5,392	5,392	5,063	5,063
Accrued interest receivable	2,525	2,525	2,622	2,622

Life Insurance contracts	13,017	13,017	12,724	12,724
Loans receivable, net	592,268	613,586	588,527	617,323

Financial liabilities:
Deposits	586,743	593,315	585,469	593,273
Advances from Federal Home Loan Bank	97,857	103,895	100,628	107,931
Accrued interest payable	448	448	743	743

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,215	$48	$-	$2,263
Federal Home Loan Mortgage Corp.	6,563	124	(1)	6,686
Federal National Mortgage Assoc.	5,150	182	-	5,332
	13,928	354	(1)	14,281

CMOs:
Government National Mortgage Assoc.	2,759	140	-	2,899
Other equity securities	311	64	-	375
Total	$16,998	$558	$(1)	$17,555

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,508	$41	$-	$2,549
Federal Home Loan Mortgage Corp.	8,187	139	(4)	8,322
Federal National Mortgage Assoc.	5,809	211	-	6,020
	16,504	391	(4)	16,891

CMOs:
Government National Mortgage Assoc.	3,181	136	-	3,317
Other equity securities	592	159	(23)	728
Total	$20,277	$686	$(27)	$20,936

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	Mach 31, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank Bonds	$16,398	$59	$-	$16,457
Time deposits other banks	6,799	-	-	6,799
Mortgage-backed securities:
Federal National Mortgage Assoc.	21,338	969	(4)	22,303
Federal Home Loan Mortgage Corp.	9,258	664	-	9,922
Private Label	2,087	220	(353)	1,954
CMO’s:
Federal Home Loan Mortgage Corp.	246	-	(10)	236
Federal National Mortgage Assoc.	1,695	54	(31)	1,718
Private Label	1,377	125	(10)	1,492
Total	$59,198	$2,091	$(408)	$60,881

	September 30, 2009
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank	$16,476	$97	$-	$16,573
Time deposits other banks	17,049	24	-	17,073
Mortgage-backed securities:
Federal National Mortgage Assoc.	24,658	1,212	(1)	25,869
Federal Home Loan Mortgage Corp.	10,770	709	-	11,479
Private Label	2,572	146	(588)	2,130
CMO’s:
Federal Home Loan Mortgage Corp.	341	6	-	347
Federal National Mortgage Assoc.	1,843	63	-	1,906
Private Label	1,675	40	(205)	1,510
Total	$75,384	$2,297	$(794)	$76,887

Details concerning available for sale securities with unrealized losses as of March 31, 2010 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Mortgage-backed securities:
Federal Home Loan Mortgage Corp.	$1,286	$1	$-	$-	$1,286	$1

Details concerning held-to-maturity securities with unrealized losses as of March 31, 2010 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Mortgage-backed securities:
Federal National Mortgage Assoc.	$77	$4	$-	$-	$77	$4
Private Label	69	46	858	307	927	353
CMO’s:
Federal Home Loan Mortgage Corporation	236	10	-	-	236	10
Federal National Mortgage Assoc.	681	31	-	-	681	31
Private Label	439	8	11	2	451	10
	$1,502	$99	$869	$309	$2,372	$408

Details concerning available for sale securities with unrealized losses as of September 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Mortgage-backed securities:
Federal Home Loan Mortgage Corp.	$1,463	$(4)	$-	$-	$1,463	$(4)

Marketable equity securities	64	(12)	11	(11)	75	(23)
	$1,527	$(16)	$11	$(11)	$1,538	$(27)

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Federal Home Loan Bank	$-	$-	$-	$-	$-	$-
Time deposits other banks	-	-	-	-	-	-
Mortgage-backed securities:
Federal National Mortgage Assoc.	272	-	122	(1)	394	(1)
Federal Home Loan Mortgage Corporation Private	459	(82)	888	(506)	1,347	(588)
CMO’s:
Federal Home Loan Mortgage Corporation	-	-	-	-	-	-
Federal National Mortgage Association	-	-	33	-	33	-
Private Label	11	(20)	1,019	(185)	1,030	(205)
	$742	$(102)	$2,062	$(692)	$2,804	$(794)

The Bank had a total of 41 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $408,000 as of March 31, 2010.

Management of the Company has asserted that they have no intent to sell impaired securities and it is more likely than not that impaired securities will not be required to be sold. These unrealized losses generally result from changes in market interest rates and as a result of the disruption in the existing mortgage securities market due to illiquidity in certain sectors of that market.  The unrealized losses associated with investment securities issued by government sponsored enterprises (GSE) are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are guaranteed by these agencies.  GSE’s have access to additional capital and liquidity resources from the U.S. Treasury, which indicates that they will be able to honor their guarantees, related to the contractual cash flows of the MBS that they have issued.  In the case of securities issued by the Government National Mortgage Association, the securities are fully guaranteed by the U.S. Government.  The private label mortgage backed securities and CMOs are not backed by the full faith and credit of the U.S. Government.

For each private label security, duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  Private label securities contain realized credit losses of $112,000 for the six months ended March 31, 2010.  In the performance of cash flow analysis on private label securities, management determined impaired securities had non-credit losses that were recognized in other comprehensive income in the amount of

$262,000.  All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	16,687	17,180
Equity securities	311	375
Total	$16,998	$17,555

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$17,798	$17,856
Due after one year but within five years	5,399	5,399
Due after five years within ten years	-	-
Due after ten years	-	-
Total	23,197	23,255

Mortgage-backed securities	36,001	37,626
Total	$59,198	$60,881

Equity securities incurred impairment losses of $33,000 for the six months ended March 31, 2010.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the six months ended March 31, 2010 (in thousands).

Beginning balance of credit losses	$1,344
Other-than-temporary impairment credit losses	112
Ending balance of cumulative credit losses recognized in earnings	1,456

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections.  The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

Gains on equity securities of $106,000 were realized on sales of securities in the six months ended March 31, 2010.  Proceeds of $384,000 were received from the sale of securities during the six months ended March 31, 2010.

NOTE 8-LOANS

Loans Receivable

Loans receivable are summarized as follows:
	Mar ‘10	%Total	Sept '09	%Total
Residential real estate mortgage loans
One-to-four family units – Conforming	$129,688	21.6%	$131,735	22.1%
One-to-four family units – Commercial	40,510	6.7%	39,652	6.7%
One-to-four family units – Smart	86,677	14.4%	83,775	14.1%
Multi-family	26,246	4.4%	25,253	4.2%
Land loans	39,353	6.5%	40,243	6.8%
Construction loans	5,300	0.9%	4,800	0.8%
Commercial real estate loans	96,304	16.0%	94,352	15.8%
Commercial non-real estate loans	29,251	4.9%	30,434	5.1%
Home improvement and home equity	56,284	9.4%	57,137	9.6%
Loans on savings accounts	7,450	1.2%	7,779	1.3%
Auto Loans	2,964	0.5%	3,045	0.5%
Mobile home loans	70,284	11.7%	68,850	11.6%
Other secured and unsecured	10,561	1.8%	8,605	1.4%
Total Loans	600,872	100.0%	595,660	100.0%
Less:
Allowance for loan losses	8,253		6,806
Deferred loan fees, net	351		327
Total Net Loans	$592,268		$588,527

Smart one-to-four family mortgages represent those loans not meeting all of the Bank’s standard loan underwriting criteria for residential real estate loans.  Smart mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value (LTV”s), and loans with LTV’s greater than 80% to conforming borrowers.

Changes in the allowance for loan losses are as follows:

(in 000's)	Mar ‘10	Mar ‘09
Beginning ALLL	$6,806	$5,545
Provision for Loan Losses	2,096	1,190
Net Charge-offs	649	257
Ending ALLL	$8,253	$6,478

The amount of nonaccrual loans at March 31, 2010 and September 30, 2009 was approximately $14,363 and $5,600, respectively.  The amount of impaired loans at March 31, 2010 was approximately $13,503 and at September 30, 2009 was approximately $8,832 net of allowance allocated of $2,123 and $812 at March 31, 2010 and September 30, 2009, respectively.

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

On April 13, 2010, the Board of Directors of the FDIC approved an interim rule extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010 as well as to allow the Board to use its discretion to extend the program to the end of 2011 without additional rulemaking if economic conditions warrant such an extension.  The interim rule also modified the basis for calculating the current risk based assessments to one based on average daily balances in the TAG-related accounts.  Further, the interim rule requires institutions participating in the TAG program that offer NOW accounts covered by the program to reduce the interest rate on such accounts to a rate no higher than 0.25 percent and to commit to maintain that rate for the duration of the TAG extension in order for those NOW accounts to remain eligible for the FDIC’s continued guarantee.  We opted to continue in this program.

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

On November 12, 2009 the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and

2012.  The prepaid assessment was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate will be its total base assessment rate in effect on September 30, 2009.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011.  As a result, an institution’s total base assessment rate for purposes of calculating the prepayment was increased by an annualized 3 basis points beginning in 2011.  For purposes of calculating the amount that an institution was required to prepay on December 30, 2009, an institution’s third quarter 2009 assessment base was increased quarterly at a 5 percent annual growth rate through the end of 2012.  The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.  The total prepaid assessment for the Bank was $3.2 million and was paid on December 30, 2009.  The Company had insurance expense of $241,000, and $635,000, for the three and six months ended March 31, 2010 as compared to insurance expense of $103,000, and $150,000, for the three and six month periods ended March 31, 2009, respectively

The standard insurance amount of $250,000 per depositor is in effect through December 31, 2013.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor.

COMPARISON OF FINANCIAL CONDITION

The Company’s assets at March 31, 2010 totaled $763.6 million, a decrease of $1.4 million or 0.2% as compared to $765.0 million at September 30, 2009. The decrease was mainly due to reductions in securities available-for-sale and held-to-maturity offset by increases in cash and interest bearing deposits, loan receivables, and prepaid assets due to the FDIC prepaid assessment in December 2009.
Securities available-for-sale totaled $17.6 million and securities held to maturity totaled $59.2 million at March 31, 2010, which, combined, represented a decrease of $19.6 million or 20.3% as compared to September 30, 2009. The decrease was primarily due to maturities of certificates held at other banks totaling $10.2 million along with normal principal repayments on the existing portfolio.  Also, for the six months ended March 31, 2010 other than temporary impairments of $112,000 were incurred related to certain private label mortgage backed investment securities.

The $3.5 million carrying value of the held-to-maturity private label mortgage related securities amounts to 0.45% of total assets. Approximately 14% are rated AAA, AA or A at March 31, 2010. The following table provides additional information on this part of our investment portfolio:

	Private Label Mortgage—Backed Securities and CMO’s
	as of March 31, 2010

Bond	Face	Carrying Value		% of
Ratings	Value	3/31/2010		Assets
		$ in millions	% of Face

AAA to A	$0.8	$0.8	96.6%	0.1%
BBB to B	1.8	1.5	85.2	0.2
CCC to C	2.7	1.1	38.8	0.2
Not Rated	0.2	0.1	45.2	0.0
Total	$5.5	$3.5	62.5%	0.5%

The private label mortgage related securities have net unrealized losses of approximately $17,000.

Loans receivable totaled $592.3 million at March 31, 2010, which represented an increase of $3.7 million or 0.64% compared to September 30, 2009. The increase was due primarily to growth in the commercial loan and consumer loan areas offset by decreases in one-to-four mortgage loans.

Total deposits, after interest credited, at March 31, 2010 were $586.7 million, which represented an increase of $1.3 million or 0.22 % as compared to September 30, 2009. The increase was due to increases in checking and savings accounts offset by decreases in money market and time deposit accounts. Advances decreased $2.8 million or 2.75% as compared to the amount at September 30, 2009. The decrease was primarily due to normal principal payments on existing advances.

Stockholders’ equity was $73.6 million at March 31, 2010 and $71.5 million at September 30, 2009. The increase was due primarily to net income less dividend payments of $1.5 million.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Net Income. The Company had net income of $1.7 million or $0.80 per diluted share, and $3.4 million or $1.62 per diluted share, for the three and six months ended March 31, 2010 as compared to net income of $1.7 million or $0.78 per diluted share, and $3.4 million or $1.61 per diluted share, for the three and six month periods ended March 31, 2009, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $0.6 million or 5.8% and $1.4 million or 6.1% for the three and six months ended March 31, 2010, respectively, as compared to the same periods ended March 31, 2009. Average earning assets decreased for the three and six months ended March 31, 2010 along with decreases in average yields.

Total Interest Expense. Total interest expense decreased $1.0 million or 25.6% and $2.3 million or 27.9%, respectively, for the three and six month periods ended March 31, 2010 as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 1.42% and 1.47% for the three and six months ended March 31, 2010 compared to 2.05% and 2.23%, respectively, for the same period in 2009 along with a reduction in average deposit balances.

Net Interest Income. Net interest income increased $0.4 million or 5.3% and $1.0 million or 7.0% for the three and six month periods ended March 31, 2010, as compared to the same periods ended March 31, 2009. The increase in net interest income was primarily due to a decrease in the cost of interest bearing liabilities.

Provision for Loan Losses.  Management recorded a $2.1 million provision for the fiscal year to date as compared to a provision of $1.2 million for the first half of fiscal 2009.  The increase in the loan loss provision was due to the increase in non-performing loans including loans totaling $6.4 million to a commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area that the borrower of which filed for protection under Chapter 11 bankruptcy.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio. In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral. In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses. Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance. For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans. Management also considers the Bank’s historical loss experience in determining the amount of the allowance. Non-performing loans as a percent of total loans were 2.67% at March 31, 2010, compared to 1.21% at September 30, 2009 and 1.26% at March 31, 2009.

Non-Performing Assets.  Non-performing assets totaled $17.3 million, or 2.3% of total assets, at March 31, 2010, compared to $11.9 million, or 1.58% of total assets, at December 31, 2009, and $8.3 million, or 1.05% of total assets, a year ago.  Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and other real estate owned.  The increase is due to a commercial credit relationship as discussed previously.

Non-Interest Income. Total non-interest income decreased $184,000 and increased $276,000 for the three and six month periods ended March 31, 2010, respectively as compared to the same periods in 2009. The decrease for the three month period was mainly due to a decrease in service charges and other fees. The increase for the six month period was mainly due to lower impairment write-downs on securities.

Non-Interest Expense. Total non-interest expense increased $302,000 and $348,000, respectively, during the three and six months ended March 31, 2010, as compared to the same periods in 2009 due primarily to an increase in FDIC insurance premiums.

Income Tax Expense. Income tax expense decreased by $24,000 and $21,000 for the three and six month period ended March 31, 2010 as compared to the same periods in 2009.  The Company’s effective tax rate did not change materially for the three and six months ended March 31, 2010 and 2009 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank maintains certain levels of capital. At March 31, 2010 the Bank was in compliance with its three regulatory capital requirements as follows:

(000’s)

	Amount	Percent

Tangible capital	$61,949	8.18%
Tangible capital requirement	11,354	1.50%
Excess over requirement	50,595	6.68%

Core capital	$61,949	8.18%
Core capital requirement	30,276	4.00%
Excess over requirement	$31,673	4.18%

Risk based capital	$68,012	12.91%
Risk based capital requirement	42,144	8.00%
Excess over requirement	$25,868	4.91%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, Teche Federal Bank is categorized as well capitalized at March 31, 2010.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of March 31, 2010, FHLB borrowed funds totaled $97.9 million.  Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity is available from FHLB which totals $166.4 million, based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010(1)	2009(1)	2010(1)	2009(1)

Return on average assets	0.89%	0.85%	0.90%	0.88%
Return on average equity	9.14%	9.24%	9.25%	9.68%
Average interest rate spread	4.08%	3.64%	4.05%	3.59%
Nonperforming assets to total assets	2.27%	1.05%	2.27%	1.05%
Nonperforming loans to total loans	2.67%	1.26%	2.67%	1.26%
Average net interest margin	4.29%	3.92%	4.28%	3.88%
Tangible book value per share	$33.27	$31.33	$33.27	$31.33

(1)	Annualized where appropriate.

At March 31, 2010 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2010.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.  RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The repurchase plan announced February 18, 2009, authorizing the repurchase of up to 63,000 shares has no expiration date for the authorized repurchase under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHE HOLDING COMPANY
Date: May 14, 2010	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ J.L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)