Form 10-Q
period 2010-06-30
TECHE HOLDING CO
filed 2010-08-12
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 3, 2010.

Class	2,089,245
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2010	September 30, 2009*
ASSETS	(unaudited)

Cash and due from banks	$13,557	$13,958
Interest-bearing deposits	21,038	9,717
Securities available-for-sale at fair value	15,950	20,936
Securities held-to-maturity—at amortized cost (estimated fair value of $67,818 and $76,887)	65,841	75,384
Loans receivable—net of allowance for loan losses of $8,830 and $6,806	588,861	588,527
Accrued interest receivable	2,566	2,622
Investment in Federal Home Loan Bank stock, at cost	5,397	5,063
Real estate owned, net	1,547	1,953
Prepaid expenses and other assets	6,940	3,321
Goodwill	3,647	3,647
Life insurance contracts	13,163	12,724
Premises and equipment, net	26,977	27,219

TOTAL ASSETS	$765,484	$765,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$578,102	$585,469
Advances from Federal Home Loan Bank	106,445	100,628
Advance payments by borrowers for taxes and insurance	2,055	2,433
Accrued interest payable	470	743
Accounts payable and other liabilities	3,863	4,313

TOTAL LIABILITIES	690,935	693,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,672,567 and 4,666,950 shares issued	47	47
Additional paid-in capital	52,605	52,285
Retained earnings	72,828	69,786
Unearned ESOP shares	(391)	(586)
Treasury stock, 2,581,254 and 2,570,296 shares - at cost	(50,566)	(50,234)
Accumulated other comprehensive loss on held-to-maturity securities	(420)	(247)
Accumulated other comprehensive income on available for sale securities	446	434

TOTAL STOCKHOLDERS’ EQUITY	74,549	71,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$765,484	$765,071

See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$9,578	$10,122	$28,911	$30,295
Interest and dividends on investments	663	955	2,077	2,959
Other interest income	58	53	186	103
TOTAL INTEREST INCOME	10,299	11,130	31,174	33,357
INTEREST EXPENSE:
Deposits	1,822	2,385	5,573	8,294
Advances from Federal Home Loan Bank	1,147	1,198	3,403	3,618
TOTAL INTEREST EXPENSE	2,969	3,583	8,976	11,912
NET INTEREST INCOME	7,330	7,547	22,198	21,445

PROVISION FOR LOAN LOSSES	900	550	2,996	1,740

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,430	6,997	19,202	19,705

NON INTEREST INCOME:
Total other-than temporary impairment losses	-	(738)	(374)	(1,109)
Portion of impairment losses recognized in other comprehensive loss	-	355	262	355
Net impairment losses recognized in earnings	-	(383)	(112)	(754)
Service charges and other	3,955	3,833	11,469	11,415
Gain on sale of premises and equipment	-	-	-	10
Gain (Loss) on equity securities	-	(51)	67	(98)
Gain on sale of loans	7	-	7	-
Other income	198	203	654	679
TOTAL NON INTEREST INCOME	4,160	3,602	12,085	11,252

NON INTEREST EXPENSE:
Compensation and employee benefits	4,118	4,128	12,389	12,332
Occupancy expense	1,633	1,574	4,726	4,601
Marketing and professional	637	633	2,054	2,110
FDIC premiums and assessment	230	469	865	619
Other operating expenses	1,259	1,400	3,464	3,816
TOTAL NON INTEREST EXPENSE	7,877	8,204	23,498	23,478

INCOME BEFORE INCOME TAXES	2,713	2,395	7,789	7,479
INCOME TAXES	892	662	2,535	2,326
NET INCOME	$1,821	$1,733	$5,254	$5,153
BASIC EARNINGS PER COMMON SHARE	$0.87	$0.82	$2.51	$2.44
DILUTED EARNINGS PER COMMON SHARE	$0.87	$0.81	$2.49	$2.42

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,254	$5,153
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments and mortgage-backed securities, net	(178)	(463)
Impairment of debt securities	112	754
Provision for loan losses	2,996	1,740
Provision for real estate owned	20	-
Gain on sale of premises and equipment	-	(10)
Loss on sale of OREO	24	17
(Gain) Loss on securities	(67)	98
Gain on sale of loans	(7)	-
Depreciation	1,184	1,161
Excess tax benefits from share-based payment arrangements	(36)	-
Stock-based compensation	300	262
Change in accounts payable and other liabilities	(451)	31
Change in life insurance contracts	(439)	(448)
Change in prepaid expenses and other assets	(3,620)	(243)
Change in accrued interest payable	(273)	220
Other– net	(139)	148
Net cash provided by operating activities	4,680	8,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity securities	(36)	(12)
Purchase of securities held to maturity	-	(33,654)
Proceeds from sale of equity securities	384	-
Proceeds from sale of securities available for sale	-	278
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	4,657	4,617
Principal repayments of securities held to maturity	9,657	8,248
Net loan originations	(4,336)	(29,953)
Purchase of loans	(1,273)	(3,411)
Proceeds from sale of loan participations	1,323	3,200
Purchase of FHLB stock	(333)	(297)
Proceeds from sale of fixed assets	-	10
Proceeds from sale of OREO	1,358	267
Purchase of premises and equipment	(941)	(812)
Net cash provided (used) by investing activities	10,460	(51,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of (Loan to) ESOP	195	(586)
Net (decrease) increase in deposits	(7,367)	16,214
Net increase in FHLB advances	5,817	2,013
Net decrease in advance payments by borrowers for taxes and insurance	(378)	(461)
Proceeds from exercise of stock options	20	-
Dividends paid	(2,211)	(2,216)
Excess tax benefits from share-based payment arrangements	36	-
Purchase of common stock for treasury	(332)	(921)
Net cash (used) provided by financing activities	(4,220)	14,043

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,920	(29,056)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,675	50,112
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,595	$21,056

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	2,360	752
Loans originated to finance sale of real estate owned	1,397	15

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2010 and September 30, 2009 and for the three and nine month periods ended June 30, 2010 and 2009, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. Certain items related to the financial statements dated September 30, 2009 were reclassified to conform to the June 30, 2010 financial statements. The items reclassified were immaterial and the reclassification had no impact on net income or stockholders’ equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,099	2,107	2,094	2,114
Effect of dilutive securities:
Common stock equivalents	4	20	18	17
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,103	2,127	2,112	2,131

For the three and nine month periods ending June 30, 2010 and 2009, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 91,000 and 192,000 for the three and nine month periods ended June 30, 2010 and 2009, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which includes unrealized gains and losses on securities.  Following is a summary of the Company’s comprehensive income for the three and nine months ended June 30, 2010 and 2009 (in thousands).

	For Three Months		For Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income	$1,821	$1,733	$5,254	$5,153
Realized losses, net of tax	-	286	(45)	563
Noncredit portion of OTTI losses on held-to- maturity securities, net of tax	-	235	(173)	235
Unrealized (gains) losses, net of tax	79	(665)	57	(481)
Total comprehensive income (loss)	$1,900	$1,589	$5,093	$5,470

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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

ASC (860) will be adopted by the company on October 1, 2010.  Earlier application is prohibited. The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date.  The Company does not expect adoption of this standard to have a material impact on the consolidated financial statements.

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

ASU - Accounting Standards Update (2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The adoption of this update is not expected to have an impact on the consolidated financial statements.

ASU - Accounting Standards Update (2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (Codification) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of this update is not expected to have an impact on the consolidated financial statements.

ASU - Accounting Standards Update (2010-20), Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:  (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.   The adoption of this standard will require additional disclosures.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC (310), “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

	Fair Value	Fair Value Hierarchy
	At June 30, 2010	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,165	$-	$2,165	$-
Federal Home Loan Mortgage Corp.	5,566	-	5,566	-
Federal National Mortgage Assoc.	5,069	-	5,069	-
	12,800	-	12,800	-

CMOs:
Government National Mortgage Assoc.	2,804	-	2,804	-
Other equity securities	346	346	-	-
Total AFS securities	$15,950	$346	$15,604	$-
Assets valued on a non-recurring basis:
Impaired loans	6,916	-	6,916	-
Total non-recurring	$6,916	$-	$6,916	$-

	Fair Value At September	Fair Value Hierarchy
	30, 2009	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,549	$-	$2,549	$-
Federal Home Loan Mortgage Corp.	8,322	-	8,322	-
Federal National Mortgage Assoc.	6,020	-	6,020	-
	16,891	-	16,891	-

CMOs:
Government National Mortgage Assoc.	3,317	-	3,317	-
Marketable equity securities	728	728	-	-
Total recurring	$20,936	$728	$20,208	$-

Assets valued on a non-recurring basis:
CMO’s: Private label	$164	$-	$164	$-
Impaired loans	2,988	-	2,988	-
Total non-recurring	$3,152	$-	$3,152	$-

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at June 30, 2010.   The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$34,595	$34,595	$23,675	$23,675
Investment securities	81,791	83,768	96,320	97,823
FHLB stock	5,397	5,397	5,063	5,063
Accrued interest receivable	2,566	2,566	2,622	2,622

Life Insurance contracts	13,163	13,163	12,724	12,724
Loans receivable, net	588,861	623,371	588,527	617,323

Financial liabilities:
Deposits	578,102	586,420	585,469	593,273
Advances from Federal Home Loan Bank	106,445	115,960	100,628	107,931
Accrued interest payable	470	470	743	743

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	June 30, 2010
				Estimated
	Amortized	Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,116	$49	$-	$2,165
Federal Home Loan Mortgage Corp.	5,430	136	-	5,566
Federal National Mortgage Assoc.	4,810	259	-	5,069
	12,356	444	-	12,800

CMOs:
Government National Mortgage Assoc.	2,606	198	-	2,804
Other equity securities	312	47	(13)	346
Total	$15,274	$689	$(13)	$15,950

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,508	$41	$-	$2,549
Federal Home Loan Mortgage Corp.	8,187	139	(4)	8,322
Federal National Mortgage Assoc.	5,809	211	-	6,020
	16,504	391	(4)	16,891

CMOs:
Government National Mortgage Assoc.	3,181	136	-	3,317
Other equity securities	592	159	(23)	728
Total	$20,277	$686	$(27)	$20,936

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Investment securities:
Federal Home Loan Bank Bonds	$16,359	$31	$-	$16,390
Time deposits other banks	16,459	-	-	16,459
Mortgage-backed securities:
Federal National Mortgage Assoc.	19,556	1,078	-	20,634
Federal Home Loan Mortgage Corp.	8,563	680	-	9,243
Private Label	1,996	209	(304)	1,901
CMO’s:
Federal Home Loan Mortgage Corp.	214	-	(1)	213
Federal National Mortgage Assoc.	1,415	49	-	1,464
Private Label	1,279	238	(3)	1,514
Total	$65,841	$2,285	$(308)	$67,818

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Investment securities:
Federal Home Loan Bank	$16,476	$97	$-	$16,573
Time deposits other banks	17,049	24	-	17,073
Mortgage-backed securities:
Federal National Mortgage Assoc.	24,658	1,212	(1)	25,869
Federal Home Loan Mortgage Corp.	10,770	709	-	11,479
Private Label	2,572	146	(588)	2,130
CMO’s:
Federal Home Loan Mortgage Corp.	341	6	-	347
Federal National Mortgage Assoc.	1,843	63	-	1,906
Private Label	1,675	40	(205)	1,510
Total	$75,384	$2,297	$(794)	$76,887

Details concerning available for sale securities with unrealized losses as of June 30, 2010 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Marketable equity securities.	$84	$13	$-	$-	$84	$13

Details concerning held-to-maturity securities with unrealized losses as of June 30, 2010 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Mortgage-backed securities:
Private Label	125	38	806	266	931	304
CMO’s:
Federal Home Loan Mortgage Corporation	213	1	-	-	213	1
Federal National Mortgage Assoc.	374	0	-	-	374	0
Private Label	186	-	15	3	201	3
	$898	$39	$821	$269	$1,719	$308

Details concerning available for sale securities with unrealized losses as of September 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Mortgage-backed securities:
Federal Home Loan Mortgage Corp.	$1,463	$(4)	$-	$-	$1,463	$(4)

Marketable equity securities	64	(12)	11	(11)	75	(23)
	$1,527	$(16)	$11	$(11)	$1,538	$(27)

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2009 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Federal Home Loan Bank	$-	$-	$-	$-	$-	$-
Time deposits other banks	-	-	-	-	-	-
Mortgage-backed securities:
Federal National Mortgage Assoc.	272	-	122	(1)	394	(1)
Federal Home Loan Mortgage Corporation Private	459	(82)	888	(506)	1,347	(588)
CMO’s:
Federal Home Loan Mortgage Corporation	-	-	-	-	-	-
Federal National Mortgage Association	-	-	33	-	33	-
Private Label	11	(20)	1,019	(185)	1,030	(205)
	$742	$(102)	$2,062	$(692)	$2,804	$(794)

The Bank had a total of 36 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $308,000 as of June 30, 2010.

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

For each private label security, duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  Private label securities contain realized credit losses of $112,000 for the nine months ended June 30, 2010.  In the performance of cash flow analysis on private label securities, management determined impaired securities had non-credit losses that were recognized in other comprehensive income in the amount of $262,000.

All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	14,962	15,604
Equity securities	312	346
Total	$15,274	$15,950

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$28,638	$28,669
Due after one year but within five years	4,180	4,180
Due after five years within ten years	-	-
Due after ten years	-	-
Total	32,818	32,849

Mortgage-backed securities	33,023	34,969
Total	$65,841	$67,818

Equity securities incurred impairment losses of $33,000 for the nine months ended June 30, 2010.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the nine months ended June 30, 2010 (in thousands).

Beginning balance of credit losses	$1,344
Other-than-temporary impairment credit losses	112
Ending balance of cumulative credit losses recognized in earnings	$1,456

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections.  The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

Gains on equity securities of $106,000 were realized on sales of securities in the nine months ended June 30, 2010.  Proceeds of $384,000 were received from the sale of securities during the nine months ended June 30, 2010.

NOTE 8-LOANS

Loans Receivable

Loans receivable are summarized as follows:
	Jun '10	% Total	Sept '09	% Total
Residential real estate mortgage loans
One-to-four family units – Conforming	$127,499	21.3%	$131,735	22.1%
One-to-four family units – Commercial	40,064	6.7%	39,652	6.7%
One-to-four family units – Smart	86,624	14.5%	83,775	14.1%
Multi-family	26,497	4.4%	25,253	4.2%
Land loans	38,776	6.5%	40,243	6.8%
Construction loans	5,592	0.9%	4,800	0.8%
Commercial real estate loans	96,056	16.1%	94,352	15.8%
Commercial non-real estate loans	30,935	5.2%	30,434	5.1%
Home improvement and home equity	54,699	9.1%	57,137	9.6%
Loans on savings accounts	4,770	0.8%	7,779	1.3%
Auto Loans	2,832	0.5%	3,045	0.5%
Mobile home loans	71,109	11.9%	68,850	11.6%
Other secured and unsecured	12,577	2.1%	8,605	1.4%
Total Loans	598,030	100.0%	595,660	100.0%
Less:
Allowance for loan losses	$8,830		$6,806
Deferred loan fees, net	339		327
Total Net Loans	$588,861		$588,527

Smart one-to-four family mortgages represent those loans not meeting all of the Bank’s standard loan underwriting criteria for residential real estate loans.  Smart mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value (LTV”s), and loans with LTV’s greater than 80% to conforming borrowers.

Changes in the allowance for loan losses are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in 000’s)	2010	2009	2010	2009

Beginning ALLL	$8,253	$6,478	$6,806	$5,545
Provision for Loan Losses	900	550	2,996	1,740
Net Charge-offs	(323)	(192)	(972)	(449)
Ending ALLL	$8,830	$6,836	$8,830	$6,836

The amount of nonaccrual loans at June 30, 2010 and September 30, 2009 was approximately $13,900 and $5,600, respectively.  The Company had total impaired loans of approximately $13.3 million and $8.8 million at June 30, 2010 and September 30, 2009 respectively.  Specific reserves allocated to impaired loans totaled approximately $2.2 million and $812 thousand as of June 30, 2010 and September 30, 2009, respectively.  Impaired loans totaling approximately $6.4 million and $5.8 million had no specific reserves allocated as of June 30, 2010 and September 30, 2009, respectively.

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

On November 12, 2009 the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  The prepaid assessment was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate will be its total base assessment rate in effect on September 30, 2009.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011.  As a result, an institution’s total base assessment rate for purposes of calculating the prepayment was increased by an annualized 3 basis points beginning in 2011.  For purposes of calculating the amount that an institution was required to prepay on December 30, 2009, an institution’s third quarter 2009 assessment base was increased quarterly at a 5 percent annual growth rate through the end of 2012.  The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.  The total prepaid assessment for the Bank was $3.2 million and was paid on December 30, 2009.  The Company had insurance expense of $230,000, and $865,000, for the three and nine months ended June 30, 2010 as compared to insurance expense of $104,000, and $254,000, for the three and nine month periods ended June 30, 2009, respectively

On July, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raises the current standard maximum deposit insurance amount (SMDIA) to $250,000.  The maximum deposit insurance amount of $250,000 is also unlimited for non-interest bearing demand deposits until 2013.  See “Recent Legislation.”

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at June 30, 2010 amounted to $765.5 million, an increase of $0.4 million or 0.05% as compared to $765 million at September 30, 2009. The increase was primarily due to increases in interest bearing deposits, and prepaid assets due to the FDIC prepaid assessment in December 2009 offset by normal reductions in securities available-for-sale and held-to-maturity.

Securities available-for-sale totaled $15.9 million and securities held to maturity totaled $65.8 million at June 30, 2010, which, combined, represented a decrease of $14.5 million or 15.08% as compared to September 30, 2009. The decrease was primarily due to normal principal repayments on the existing portfolio.  Also, for the nine months ended June 30, 2010 other than temporary impairments of $112,000 were recognized in income related to certain private label mortgage backed investment securities.

The $3.4 million carrying value of the held-to-maturity private label mortgage related securities amounts to 0.45% of total assets. Approximately 9.0% are rated AAA, AA or A at June 30, 2010. The following table provides additional information on this part of our investment portfolio:

Private Label Mortgage—Backed Securities and CMO’s as of June 30, 2010

Bond	Face	Carrying Value		% of
Ratings	Value	6/30/2010		Assets
		$ in millions	% of Face

AAA to A	$0.5	$0.5	98.5%	0.06%
BBB to B	1.7	1.4	85.2	0.19
CCC to C	2.9	1.3	43.5	0.17
Below C or Not Rated	0.2	0.1	45.1	0.01
Total	$5.3	$3.3	61.7%	0.43%

Loans receivable totaled $588.9 million at June 30, 2010, which represented an increase of $0.3 million or 0.06% compared to September 30, 2009. The increase was due primarily to growth in the commercial loan and consumer loan areas offset by decreases in one-to-four family mortgage loans.

Total deposits, after interest credited, at June 30, 2010 were $578.1  million, which represented a decrease of $7.4 million or 1.26% as compared to September 30, 2009. The decrease was due to decreases in money market and time deposit accounts offset somewhat by increases in checking and savings accounts. Advances increased $5.8 million or 5.78% as compared to the amount at September 30, 2009. The increase was due to a take down of $10.0 million in long-term advances offset by normal principal payments on existing advances.  The weighted average remaining maturity on our time deposit portfolio is approximately 22 months.

Stockholders’ equity was $74.5 million at June 30, 2010 and $71.5 million at September 30, 2009. The increase was due primarily to net income less dividend payments of $2.2 million.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income.  The Company had net income of $1.8 million or $0.87 per diluted share, and net income of $5.3 million or $2.49 per diluted share, for the three and nine months ended June 30, 2010 as compared to net income of $1.7 million or $0.81 per diluted share, and net income of $5.2 million or $2.42 per diluted share, for the three and nine month periods ended June 30, 2009, respectively. The changes affecting net income for June 2010 are discussed in the following paragraphs by category.

Total Interest Income.  Total interest income decreased $0.8 million or 7.47%, and $2.2 million, or 6.54%, for the three and nine months ended June 30, 2010, respectively, as compared to the same periods ended June 30, 2009.  The average yield on loans decreased to 6.39% for the three months ended June 30, 2010, from 6.58% for the same period in 2009.  The average yield on loans decreased to 6.43% for the nine months ended June 30, 2010, from 6.66% for the same period in 2009.  The decrease in interest income was caused by lower balances and rates on both loans and securities.

Total Interest Expense.  Total interest expense decreased $0.6 million, or 17.14%, and decreased $2.9 million, or 24.65%, respectively, for the three and nine month periods ended June 30, 2010 as compared to the same periods in the prior fiscal year. The average cost of deposits decreased for the three months ended June 30, 2010 and the average cost of deposits and advances decreased for the nine months ended June 30, 2010 as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 1.41% and 1.45% for the three and nine months ended June 30, 2010 compared to 1.77% and 2.08% respectively, for the same period in 2009 along with a reduction in average deposit balances.

Net Interest Income.  Net interest income decreased $0.2 million, or 2.88%, for the three months and increased $0.8 million, or 3.51%, for the nine month period ended June 30, 2010, as compared to the same periods ended June 30, 2009.  The decrease for the three month period was due to decreases in average rates on both interest bearing deposits and loans offset somewhat by decreases in rates on savings deposits.  The increase in net interest income for the nine month period was primarily due to decreases in average rates on deposits and advances.

Provision for Loan Losses.  The provision for loan losses increased $0.4 and $1.3 million, respectively, for the three and nine month periods ended June 30, 2010, as compared to the same periods in 2009, due primarily to management’s assessment of the loan portfolio for probable losses and loan growth.  The ratio of the allowance for loan losses to total loans at June 30, 2010 was 1.48% compared to 1.14% at September 30, 2009 and 1.10% at June 30, 2009.  The increase in the ratio of the allowance for loan losses to total loans has primarily been driven by the increase in non-performing loans and also by the current economic conditions affecting our markets.  While the oil spill in the Gulf and the resulting moratorium on drilling has not had a direct effect on any of our customers, the current economic stress and uncertainity due to these events is considered in our analysis of allowance for loan and lease losses.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans.  Non-performing loans as a percent of total loans were 2.53% at June 30, 2010, compared to 1.21% at September 30, 2009 and 1.51% at June 30, 2009.  Non-performing loan increases were mainly due to a $6.4 million commerical credit relationship involving a residential land development and five show homes in the Baton Rouge market area that the borrower of which filed for protection under Chapter 11 bankruptcy.

Non-Interest Income.  Total non-interest income increased $0.6 million and $0.8 million for the three and nine month periods ended June 30, 2010.  The increase in the three and nine month periods is attributable to a slight increase in service charge income along with lower impairment losses on securities.

Non-Interest Expense.  Total non-interest expense decreased $0.3 million and increased $20,000, respectively, during the three and nine months ended June 30, 2010, as compared to the same periods in 2009.  The decrease was due primarily to a special assessment in FDIC insurance premiums paid in the June 30, 2009 quarter of the prior year.  A slight increase in the nine months ended June 30, 2010 was due primarily to an overall increase in FDIC insurance premiums.

Income Tax Expense.  Income tax expense increased $0.2 million for the three and nine month period ended June 30, 2010, respectively.  The increase in tax expense was due to higher pretax income and lower relative tax exempt income.  A certain tax credit incentive or work opportunity credit in conjunction with the relief efforts related to hurricanes that devastated southern Louisiana in late 2006 was available at June 30, 2009.  These credits expired at the end of August 2009 which caused a decrease in tax exempt income for the current year.  The Company’s effective tax rate was 33% for the three and nine months ended June 30, 2010 respectively as compared to 28% and 31% for the comparable 2009 periods.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank is required to maintain certain levels of capital. At June 30, 2010 the Bank was in compliance with its three regulatory capital requirements as follows:

(000’s)

	Amount	Percentage

Tangible capital	$63,073	8.31%
Tangible capital requirement	11,382	1.50%
Excess over requirement	51,691	6.81%

Core capital	$63,073	8.31%
Core capital requirement	30,352	4.00%
Excess over requirement	$32,721	4.31%

Risk based capital	$69,586	13.30%
Risk based capital requirement	41,864	8.00%
Excess over requirement	$27,722	5.30%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, Teche Federal Bank is categorized as well capitalized at June 30, 2010.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of June 30, 2010, FHLB borrowed funds totaled $106.0 million.  Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity is available from FHLB which totals $160.4 million, based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a large commercial bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	June 30		June 30,
	2010(1)	2009(1)	2010(1)	2009(1)

Return on average assets	0.95%	0.88%	0.92%	0.88%
Return on average equity	9.60%	9.55%	9.37%	9.57%
Interest rate spread	3.94%	3.85%	4.02%	3.67%
Average net interest margin	4.18%	4.12%	4.24%	3.96%
Nonperforming assets to total assets	2.15%	1.27%	2.15%	1.27%
Nonperforming loans to total loans	2.53%	1.51%	2.53%	1.51%
Tangible book value per share	$33.70	$31.67	$33.70	$31.67

(1)	Annualized where appropriate.

At June 30, 2010 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

RECENT LEGISLATION

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2010.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1–30, 2010	-	$-	-	39,577
May 1-31, 2010	5,958	31.73	5,958	33,619
June 1-30, 2010	5,000	28.55	5,000	28,619
Total	10,958	$30.28	10,958	28,619

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

TECHE HOLDING COMPANY
Date: August 12, 2010	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2010	By:	/s/ J.L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)