Form 10-K
period 2010-09-30
TECHE HOLDING CO
filed 2010-12-17
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2010
- or -
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission Number:  1-13712

TECHE HOLDING COMPANY
(Exact name of Registrant as specified in its Charter)

Louisiana	72-1287456
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana	70560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (337) 560-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NYSE Amex on March 31, 2010, was $44 million.

As of December 13, 2010 there were 2,736,152  issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2009 Annual Report to Stockholders (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

TECHE HOLDING COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

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

The Bank is a community-oriented federal savings bank offering a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge, St. Landry and Ascension Parishes, Louisiana (the “primary market area”).  Teche Federal operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has twenty other offices.  As of September 30, 2010, the Bank had 237 full-time and 77 part-time employees.

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

The regional economy is dependent to a certain extent on the oil and gas, seafood and agricultural (primarily sugar cane) industries. These industries are cyclical in nature and have a direct impact on the level and performance of the Bank’s loan portfolio. Economic downturns in the past have caused a decrease in loan originations and an increase in nonperforming assets. The oil drilling moratorium which the federal government imposed after the Deep Water Horizon explosion has been lifted.  The effects of the oil drilling moratorium have not totally been realized and may affect job growth in the Company’s market area.  However, the metropolitan Lafayette area, which is the fourth largest city in Louisiana, has experienced sustained growth and is the home to the University of Louisiana at Lafayette, several hospitals and various small-to medium-size businesses, and has provided the Bank with increased lending opportunities.

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

Lending Activities

The Bank’s lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank’s primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, Smart mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and non-real estate loan portfolios, consumer loans and Smart mortgage loans for retention in the Company’s loan portfolio. Smart mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank’s standard loan underwriting criteria. For more information regarding Smart mortgage loans see Note 4 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.  At September 30, 2010, SmartGrowth Loans totaled $463.7 million or 78.1% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family mortgage loans	$259,335	42.83%	$255,162	42.83%	$279,912	47.44%	$298,092	52.57%	$290,453	55.28%
Multi-family mortgage loans	24,354	4.23	25,253	4.23	25,943	4.40	24,540	4.33	20,756	3.95
Land loans	39,048	6.76	40,243	6.76	37,729	6.40	28,376	5.00	21,812	4.15
Construction loans	4,320	0.81	4,800	0.81	7,267	1.23	10,853	1.91	9,358	1.78
Commercial real estate loans	94,504	15.84	94,352	15.84	77,025	13.06	75,961	13.40	59,474	11.32
Commercial non-real estate loans	30,929	5.11	30,434	5.11	29,709	5.03	15,378	2.71	21,262	4.05
Home equity loans	52,276	9.59	57,137	9.59	54,590	9.25	51,240	9.04	53,202	10.13
Loans on savings accounts	4,672	1.31	7,779	1.31	8,189	1.39	5,939	1.05	5,223	0.99
Mobile home loans	70,765	11.56	68,850	11.56	61,372	10.40	48,144	8.49	35,242	6.71
Other secured and unsecured loans	16,091	1.96	11,650	1.96	8,241	1.40	8,518	1.50	8,593	1.64
Total loans	596,294	100.00%	595,660	100.00%	589,977	100.00%	567,041	100.00%	525,375	100.00%
Less:
Allowance for loan losses	9,256		6,806		5,545		5,083		4,890
Deferred loan fees, net	403		327		293		335		300
Net loans	$586,635		$588,527		$584,139		$561,623		$520,185

Loan Maturity Tables. The following table sets forth the maturity of the Bank’s construction loans, commercial real estate loans and commercial non-real estate loans at September 30, 2010.  The table does not include prepayments or scheduled principal repayments.  Adjustable-rate loans are shown as maturing based on contractual maturities.

		Commercial	Commercial
	Construction	Real Estate	Non Real
	Loans	Loans	Estate Loans
	(In Thousands)
Amounts due:
1 year or less	$-	$16,712	$18,149
After 1 year:
1 year to 5 years	-	60,493	11,877
More than 5 years	4,320	17,299	903
Total due after September 30, 2011	4,320	77,792	12,780

Total amount due	$4,320	$94,504	$30,929

The following table sets forth the dollar amount of the Bank’s construction loans and commercial real estate and non-real estate loans due more than one year after September 30, 2010 that have pre-determined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Construction loans	$3,408	$912	$4,320
Commercial real estate loans	65,745	12,047	77,792
Commercial non-real estate loans	11,655	1,125	12,780
Total	$80,808	$14,084	$94,892

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

The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly.  Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank’s cost of funds.  The Bank originates and holds most of its fixed-rate mortgage loans as long term investments.  Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) guidelines and can therefore be sold in the secondary market should management deem it necessary to manage interest rate risk.  The Bank originated $31.3 million of fixed-rate mortgage loans during the year ended September 30, 2010 and sold $332 thousand in three transactions for the year ended September 30, 2010.

Smart one-to-four family mortgages represent those loans not meeting all of the Bank’s standard loan underwriting criteria.  Smart mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value ratios (“LTVs”), and loans with LTVs greater than 80% to conforming borrowers.  Because these loans may have higher credit risks, they also provide higher yields to the Bank. Underwriting criteria for these loans require sufficient mitigating factors, such as higher FICO scores and/or additional equity, to minimize the additional credit risk associated with these types of loans.  In addition, the Bank does not originate exotic loans, such as interest only ARMs.  The Company does allow a borrower to pay interest only on funds advanced for a construction loan during the construction phase, see Construction loans below for further explanation.  At September 30, 2010, Smart mortgage loans comprised $87.0 million, or 14.6%, of the total loan portfolio.

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

The Bank generally originates multi-family and commercial real estate loans up to 80%-85% of the appraised value of the property securing the loan depending upon the type of collateral. The Bank’s philosophy is to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. This portfolio generally consists of short term (generally five years or less) fixed rate balloon loans originated at prevailing market rates with amortizations up to 15-20 years.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The Bank may occasionally participate larger commercial real estate loans to mitigate risk. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In accordance with the Bank’s classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2010 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $17.1 million, with no single loan larger than $5.8 million.

Commercial Non-real Estate Loans. At September 30, 2010, the Bank had $30.9 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank’s market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years.  The largest single relationship loan in this category is $2.4 million and is secured by on-shore oilfield related equipment.   Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

Land Loans. At September 30, 2010, the Bank had $20.0 million invested in residential lot loans to individuals, and $19.0 million in commercial land development loans.

Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2010, home equity mortgage loans totaled $52.3 million. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 30 years. A variety of home equity loan programs are offered including combined LTVs up to 125% of collateral, however, such loans are generally for shorter terms. Loans with LTVs 100% and greater total $5.4 million as of September 30, 2010.  Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined loan to values, the Bank reduces loan terms and increases loan yields.

Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank’s assets.

Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2010, the Bank had $4.7  million of loans secured by deposits.

At September 30, 2010, the Bank had $2.7 million in automobile loans, $40.1 million in mobile home loans, and $30.7 million in mobile home with land loans.

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

Loans-to-One Borrower. Savings associations cannot make any loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and allowance for loan and lease losses (ALLL) on an unsecured basis and an additional amount equal to 10% of unimpaired capital and ALLL if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank’s maximum loan-to-one borrower limit was approximately $10.6 million as of September 30, 2010.

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

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
Loans secured by one- to four-family residences	$5,362	$4,277	$2,384	$1,715	$1,704
All other mortgage loans	6,077	546	578	442	749
Consumer	606	326	559	481	363
Total	$12,045	$5,149	$3,521	$2,638	$2,816
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Loans secured by one- to four-family residences	$556	$1,186	$1,349	$1,157	$1,096
All other mortgage loans	249	255	991	-	-
Consumer	-	70	181	67	10
Total	$805	$1,511	$2,521	$1,224	$1,106
Total non-performing loans	$12,850	$6,660	$6,042	$3,862	$3,922

Real estate owned	$1,181	$1,953	$343	$1,218	$1,066
Total non-performing assets	$14,031	$8,613	$6,385	$5,080	$4,988
Total non-performing loans to total loans outstanding before allowance	2.16%	1.12%	1.02%	0.69%	0.75%
Total non-performing loans to total assets	1.69%	0.87%	0.79%	0.54%	0.57%
Total non-performing assets to total assets	1.84%	1.13%	0.83%	0.71%	0.73%

The increase in all other mortgage loans in the amount of $5.5 million was due primarily to a loan totaling $5.4 to a commercial credit relationship involving a residential land development in the Baton Rouge market area that the borrower of which filed for protection under chapter 11 bankruptcy.  Due to the bankruptcy, Management indicated that an extended period of time may be required to resolve this credit but feels that the allowance for loan loss is adequate to absorb losses, if any.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $593,000 for the year ended September 30, 2010.  Interest income of $18,000 on nonaccrual loans was included in net income of the year ended September 30, 2010.  At September 30, 2010, there were $1.1 million in loans that were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in future disclosure as nonaccrual, 90 days past due or impaired.

Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned (REO) until it is sold. When property is acquired it is recorded at the fair value less estimated costs to sell at the date of foreclosure. At September 30, 2010, the Bank had REO with a net balance of $1.2 million.

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

Management’s judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, known inherent risks in the loan portfolio, and the present level of the allowance; results of examination of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral.

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

	At September 30,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
At end of year allocated to:
One- to four-family	$1,598	43.34%	$1,426	42.83%	$1,162	47.41%	$999	52.54%	$1,058	55.25%
Multi-family and commercial real estate	4,358	20.09	2,185	20.08	1,780	17.44	1,881	17.71	1,747	15.26
Construction	27	0.72	48	0.81	39	1.23	36	1.91	34	1.78
Home equity	237	8.77	736	9.59	600	9.24	510	9.03	778	10.12
Consumer and other loans	3,036	27.08	2,411	26.69	1,964	24.68	1,657	18.81	1,273	17.59
Total allowance	$9,256	100.00%	$6,806	100.00%	$5,545	100.00%	$5,083	100.00%	$4,890	100.00%

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Total loans outstanding, net	$586,635	$588,527	$584,139	$561,623	$520,185
Average loans outstanding	$599,134	$606,751	$589,614	$547,740	$503,252

Allowance balances (at beginning of year)	$6,806	$5,545	$5,083	$4,890	$5,151
Provision	3,896	3,026	825	605	210
Charge offs:
Residential real estate mortgage loans:
One- to four-family units	(449)	(163)	(212)	(175)	(333)
Construction loans	(3)	—	—	—	(268)
Multi-family and commercial real estate loans	(558)	(1,207)	(122)	—	(1)
Land loans	(82)	(2)	(1)	(23)	(7)
Other	(384)	(422)	(47)	(230)	(98)
Total charge-offs	(1,476)	(1,794)	(382)	(428)	(707)
Recoveries
Residential real estate mortgage loans:
One- to four-family units	13	5	8	5	45
Construction loans	—	—	—	—	64
Multi-family and commercial real estate loans	3	—	—	—	90
Land loans	3	—	—	—	—
Other	11	24	11	11	37
Total recoveries	30	29	19	16	236
Net (charge-offs)	(1,446)	(1,765)	(363)	(412)	(471)
Allowance balance (at end of year)	$9,256	$6,806	$5,545	$5,083	$4,890

Allowance for loan losses to total loans outstanding before allowance	1.55%	1.14%	0.94%	0.89%	0.93%
Net loans charged off as a percent of average loans outstanding before allowance	0.24%	0.29%	0.06%	0.08%	0.09%

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

The Company is authorized to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and government-sponsored corporations, including securities issued by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”), securities of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Company also has the authority to invest in commercial paper and corporate debt and/or equity securities, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.  At September 30, 2010, the Company’s securities portfolio did not contain securities of any non-GSE issuer having an aggregate book value in excess of 10% of the Company’s equity.

The Company’s investments in mortgage-backed securities and CMOs include securities issued by government agencies, private issuers and financial institutions. The CMOs held by the Company at September 30, 2010 consisted of floating rate and fixed rate tranches.  Generally, private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2010, the Bank had CMOs with an aggregate estimated market value of $5.8 million.

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

If it is not more likely than not we will be required to sell the debt security, then we go to the next step to determine if OTTI exists. In determining if OTTI exists, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) Adverse conditions related to the security, industry or geographic area, (3) the financial condition and near-term prospects of the issuer, (4) failure of the issuer to make schedule interest or principal payments and the outlook for receiving the contractual cash flows of the investments, (5) changes in the rating of the security (For our purposes, a drop below AA is considered an adverse change) and (6) historical and subsequent volatility of fair value of the security.  If these conditions provide an indication of a reduction in expected cash flows, then cash flows are evaluated to determine the amount of credit related impairment.  If a debt security is an investment in a beneficial interest security and it is rated below AA, cash flows are evaluated for a decrease in expected cash flows and related credit impairment.  If OTTI has been identified, the credit related impairment, to the extent it does not reduce the security below fair value, is charged to earnings and the non-credit-related impairment is adjusted through other comprehensive income for both held to maturity and available for sales securities.

For marketable equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Evidence considered to determine anticipated recovery are analysts reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of market value decline.  If OTTI is identified, the security is adjusted to fair value through a charge to earnings.

During the year ended September 30, 2010, the Company recognized non-credit impairment charges in other comprehensive loss related to certain held-to-maturity securities.  The cumulative amount of these charges created a separate accumulated other comprehensive loss for held to maturity securities.  This accumulated other comprehensive loss will be accreted to other comprehensive income over the remaining life of the security in a prospective manner on the basis of the amount and timing of future estimated cash flows.  See Note 3 in the consolidated financial statements for further discussion of other-than-temporary impairments on investment securities, and Note 12 for more information on impairment losses recognized in Other Comprehensive Income (Loss).

The following table sets forth the carrying value of the Company’s investment portfolio, short-term investments and FHLB stock at the dates indicated.

	At September 30,
	2010	2009	2008
	(In Thousands)
Investment securities issued by U.S. Government agencies and corporations	$5,000	$16,476	$-
FHLB Stock	5,402	5,063	4,764
Time Deposits Other Banks	24,219	17,049	-
Mortgage-backed securities
Government sponsored entities	37,667	52,319	67,004
Private label	1,841	2,572	3,621
CMOs
Government sponsored entities	4,192	5,501	3,923
Private label	1,175	1,675	5,368
Municipal obligations	-	-	19
Equity securities	468	728	1,008
Total investment and mortgage-backed securities	79,964	101,383	85,707
Interest-bearing deposits	25,235	9,717	35,953
Total investments	$105,199	$111,100	$121,660

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values and weighted average yields of the Bank’s securities portfolios by scheduled maturity date at September 30, 2010.  The table shows contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.  Securities with no maturity date (FHLB stock and equity securities) are shown under the total investments column only.  The total investments carrying value differs from the total amortized cost because available for sale securities are carried at their fair value instead of their amortized cost while the carrying value of held to maturity securities is equal to their amortized cost.

	As of September 30, 2010
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Amortized
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Cost
	(Dollars in Thousands)
Investment securities held-to –maturity- Federal Home Loan Bank	$5,000	1.20%	$-	0.00%	$-	0.00%	$-	0.00%	$5,000	1.20%	5,000
Investment securities held-to-maturity -time deposits other banks	17,979	1.56%	6,240	1.77%	-	0.00%	-	0.00%	24,219	1.62%	24,219
Mortgage-backed securities available for sale government sponsored entities(1)	-	0.00%	2,953	4.00%	3,128	4.02%	5,795	3.28%	11,876	3.65%	11,461
Mortgage-backed securities held to maturity-government sponsored entities(1)	-	0.00%	1,880	4.08%	11,167	5.19%	12,744	4.78%	25,791	4.90%	25,791
Mortgage-backed securities held to maturity-private label	-	0.00%	-	0.00%	-	0.00%	1,841	6.63%	1,841	6.63%	1,841

CMO’s(1):
Available for sale government sponsored entities	-	0.00%	-	0.00%	-	0.00%	2,652	4.48%	2,652	4.48%	2,475
Held-to maturity- private label	262	3.70%	-	0.00%	-	0.00%	911	6.09%	1,173	5.55%	1,173
Held-to-maturity-government sponsored entities	-	0.00%	-	0.00%	-	0.00%	1,541	4.82%	1,541	4.82%	1,541
FHLB stock(2)	-	0.00%	-	0.00%	-	0.00%	-	0.00%	5,402	0.38%	5,402
Equity securities(2)	-	0.00%	-	0.00%	-	0.00%	-	0.00%	469	2.31%	372

Total	$23,241	1.51%	$11,073	2.75%	$14,295	4.93%	$25,484	4.59%	$79,964	3.16%	$79,275
__________________________
(1)	Does not assume prepayments.
(2)	Equity investments have no stated maturity

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $400.2 million at September 30, 2010.

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

Non-interest bearing demand accounts constituted $72.2 million or 12.5% of the Bank’s deposit portfolio at September 30, 2010.  Money market accounts and NOW accounts constituted $161.2 million, or 27.8% of the Bank’s deposit portfolio at September 30, 2010. Regular savings accounts constituted $166.7 million, or 28.8% of the Bank’s deposit portfolio at September 30, 2010. Certificates of deposit constituted $179.2 million or 30.9% of the deposit portfolio, including $71.0 million of which had balances of $100,000 and over. As of September 30, 2010, the Bank had no brokered deposits.

Certificate Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2010.

	Certificates of Deposit	Weighted Interest Rate
Maturity Period:	(In Thousands)
3 months or less	$9,062	2.07%
Over 3 through 6 months	7,418	2.25
Over 6 through 12 months	12,144	2.04
Over 12 months	42,422	3.13
Totals	$71,046	2.72%

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank’s stock in the FHLB of Dallas and a portion of the Bank’s first mortgage loans and certain other assets.  Funds available under existing credit facilities from the FHLB and one other correspondent bank combined totaled $184.9 million.  The Bank has total FHLB borrowings of $100.0 million, or 13.1% of the Bank’s assets.  Approximately $21.6 million is due in the year ending September 30, 2011.

The following table sets forth certain information regarding the Bank’s short term advances at or for the years ended on the dates indicated:

	At or For the Year Ended September 30,
	2010	2009	2008
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$23,794	$9,725	$16,591
Maximum amount outstanding at any month-end during the year	30,288	10,618	38,075
Balance outstanding at end of year	21,579	10,618	9,551
Weighted average interest rate during the year	4.05%	4.53%	4.67%
Weighted average interest rate at end of year	4.53%	4.32%	4.87%

Subsidiary Activity

The only subsidiary of the Company is Teche Federal Bank.  As of September 30, 2010, the Bank had one inactive subsidiary: Family Investment Services, Inc. (“FISI”) which had total assets of approximately $183,000 consisting primarily of cash.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminates our current primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  The Dodd-Frank Act calls for the elimination of the OTS, which is our primary federal regulator and the primary federal regulator of the Bank within 12 to 18 months of enactment.  At that time, the primary federal regulator of Teche Holding Company will become the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the primary federal regulator for the Bank will become the Office of the Comptroller of the Currency (“OCC”) if we retain our federal savings bank charter.  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  Prior to the elimination of the OTS, the Federal Reserve and OCC will provide a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.  The Company has no trust preferred securities.

Federal Preemption.  A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which we are chartered.  Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law.  Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”) was enacted to address corporate and accounting fraud and implemented various reforms addressing, among other matters, corporate governance, auditing and accounting. The SEC has promulgated new regulations pursuant to SOX and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of SOX.  The passage of SOX by Congress and the implementation of its regulations by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with SOX and corresponding regulations has and may further increase the Company’s expenses. In the current year management has filed a report on internal control over financial reporting in accordance with section 404(a) and can be seen at Item 9A in the 10K.  The Dodd-Frank Act made 404 (b) exemption permanent for smaller reporting companies.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010.  The Bank chose to participate in both parts of the program and has not subsequently opted out.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Currently, the FDIC base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

    The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009 and reserved the right to impose additional special assessments.  The total prepaid for the Bank was $3.2 million and was paid on December 30, 2009

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act (“HOLA”), as amended, requires savings institutions to meet a Qualified Thrift Lender (“QTL”) test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) (“QTIs”) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of September 30, 2010, the Bank was in compliance with its QTL requirement with 68.98% of its assets invested in QTIs.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has twenty other offices. The majority of our offices are owned, however, two offices are leased under short-term operating leases as disclosed in Note 6 to the Consolidated Financial Statements. The Bank’s total investment in office property and equipment was $41.5 million with a net book value of $26.8 million at September 30, 2010.

Item 3. Legal Proceedings

At September 30, 2010, neither the Company nor its subsidiaries were involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. [RESERVED]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the heading “Market and Dividend Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2010 (the “Annual Report”) and is incorporated herein by reference.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

July 1–31, 2010	-	-	-	28,619
August 1-31, 2010	4,569	28.70	4,569	24,050
September 1-30, 2010	5,258	31.23	5,258	18,792
Total	9,827	$30.05	9,827	18,792

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

Item 9A. Controls and Procedures

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

(b)           Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report which is filed as Exhibit 13 hereto.  Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.  This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’ registered public accounting firm as it is a smaller reporting company.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held in January 2011 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2010 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	269,074	33.55	71,025
Equity compensation plans not approved by stockholders:	12,696	25.70	-
Total	281,770	33.20	71,025

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

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2010 and 2009
Consolidated Statements of Income For the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Teche Holding Company*
3.2	Bylaws of Teche Holding Company*
4	Stock Certificate of Teche Holding Company*
10.1	Teche Federal Savings Bank Management Stock Plan**
10.2	Teche Holding Company 1995 Stock Option Plan**
10.3	Teche Holding Company 1997 Stock Option Plan***
10.4	Teche Holding Company 1998 Stock Option Plan***
10.5	Teche Holding Company Stock Option Agreement with Scott Sutton****
10.6	Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
10.7	Teche Holding Company 2001 Stock-Based Incentive Plan*****
10.8	Teche Holding Company 2004 Stock-Based Incentive Plan******
10.9	Employment Agreement between Teche Holding Company and Patrick O. Little *******
10.10	Employment Agreement between Teche Federal Bank and Patrick O. Little *******
10.11	Change in Control Severance Agreement between Teche Federal Bank and Jason Freyou *******
10.12	Change in Control Severance Agreement between Teche Federal Bank and Darryl Broussard *******
10.13	Change in Control Severance Agreement between Teche Federal Bank and J. L. Chauvin *******
10.14	Change in Control Severance Agreement between Teche Federal Bank and Ross Little, Jr. *******
11	Statement regarding computation of earnings per share (see Note 14 to the Consolidated Financial Statements in the Annual Report)
13	Annual Report to Stockholders for the fiscal year ended September 30, 2010
21	Subsidiaries of the Registrant (see “Item 1 Business - Subsidiary Activity” herein)

23	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*
Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.

**	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995.
***	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on June 3, 1998, Registration No. 333-55913.
****	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on January 28, 2000, Registration No. 333-95583.
*****	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 1, 2002, Registration No. 333-87354.
******	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 25, 2005, Registration No. 333-125218.
*******	Incorporated herein by reference to Exhibits 10.9 through 10.14 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHE HOLDING COMPANY
Dated: December 17, 2010		/s/ Patrick O. Little
	By:	Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 17, 2010.

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