Form 10-K/A
period 2010-09-30
TECHE HOLDING CO
filed 2011-01-05
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

As of December 13, 2010 there were 2,081,686  issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2009 Annual Report to Stockholders (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

TECHE HOLDING COMPANY

FORM 10-K/A
(Amendment No. 1)

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

EXPLANATORY NOTE

Teche Holding Company (the “Company” or the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, to correct the number of issued and outstanding shares of the Registrant’s Common Stock as of December 13, 2010, as shown on the cover page of the Form 10-K as originally filed with the Securities and Exchange Commission on December 17, 2010 (“Original Filing”) and to correct the percentages at September 30, 2010, in the table under the sub-caption “Analysis of Loan Portfolio” on page 3 of the Original Filing. The cover page and revised page 3 included in this Amendment No. 1 reflect the correct number of issued and outstanding shares of the Registrant’s Common Stock as of December 13, 2010 and the correct percentages of loans to total loans as of September 30, 2010 included in the loan portfolio analysis table.

Except as described above and with the filing of new certifications, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and other than expressly indicated in this Amendment No. 1, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family mortgage loans	$259,335	43.49%	$255,162	42.83%	$279,912	47.44%	$298,092	52.57%	$290,453	55.28%
Multi-family mortgage loans	24,354	4.08	25,253	4.23	25,943	4.40	24,540	4.33	20,756	3.95
Land loans	39,048	6.55	40,243	6.76	37,729	6.40	28,376	5.00	21,812	4.15
Construction loans	4,320	0.72	4,800	0.81	7,267	1.23	10,853	1.91	9,358	1.78
Commercial real estate loans	94,504	15.85	94,352	15.84	77,025	13.06	75,961	13.40	59,474	11.32
Commercial non-real estate loans	30,929	5.19	30,434	5.11	29,709	5.03	15,378	2.71	21,262	4.05
Home equity loans	52,276	8.77	57,137	9.59	54,590	9.25	51,240	9.04	53,202	10.13
Loans on savings accounts	4,672	0.78	7,779	1.31	8,189	1.39	5,939	1.05	5,223	0.99
Mobile home loans	70,765	11.87	68,850	11.56	61,372	10.40	48,144	8.49	35,242	6.71
Other secured and unsecured loans	16,091	2.70	11,650	1.96	8,241	1.40	8,518	1.50	8,593	1.64
Total loans	596,294	100.00%	595,660	100.00%	589,977	100.00%	567,041	100.00%	525,375	100.00%
Less:
Allowance for loan losses	9,256		6,806		5,545		5,083		4,890
Deferred loan fees, net	403		327		293		335		300
Net loans	$586,635		$588,527		$584,139		$561,623		$520,185

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

(3)           Exhibits

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Teche Holding Company*
3.2	Bylaws of Teche Holding Company*
4	Stock Certificate of Teche Holding Company*
10.1	Teche Federal Savings Bank Management Stock Plan**
10.2	Teche Holding Company 1995 Stock Option Plan**
10.3	Teche Holding Company 1997 Stock Option Plan***
10.4	Teche Holding Company 1998 Stock Option Plan***
10.5	Teche Holding Company Stock Option Agreement with Scott Sutton****
10.6	Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
10.7	Teche Holding Company 2001 Stock-Based Incentive Plan*****
10.8	Teche Holding Company 2004 Stock-Based Incentive Plan******
10.9	Employment Agreement between Teche Holding Company and Patrick O. Little *******
10.10	Employment Agreement between Teche Federal Bank and Patrick O. Little *******
10.11	Change in Control Severance Agreement between Teche Federal Bank and Jason Freyou *******
10.12	Change in Control Severance Agreement between Teche Federal Bank and Darryl Broussard *******
10.13	Change in Control Severance Agreement between Teche Federal Bank and J. L. Chauvin *******
10.14	Change in Control Severance Agreement between Teche Federal Bank and Ross Little, Jr. *******
11	Statement regarding computation of earnings per share (see Note 14 to the Consolidated Financial Statements in the Annual Report)
13	Annual Report to Stockholders for the fiscal year ended September 30, 2010 ********
21	Subsidiaries of the Registrant (see “Item 1 Business - Subsidiary Activity” herein)

23	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm ********
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*
Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.

**	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995.
***	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on June 3, 1998, Registration No. 333-55913.
****	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on January 28, 2000, Registration No. 333-95583.
*****	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 1, 2002, Registration No. 333-87354.
******	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 25, 2005, Registration No. 333-125218.
*******	Incorporated herein by reference to Exhibits 10.9 through 10.14 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2009.
********	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed on December 17, 2010.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of January 5, 2011.

TECHE HOLDING COMPANY
Dated: January 5, 2011		/s/ Patrick O. Little
	By:	Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)