Form 10-Q
period 2010-12-31
TECHE HOLDING CO
filed 2011-02-14
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 1-13712

TECHE HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Louisiana	72-128746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Jefferson Terrace Boulevard New Iberia, Louisiana	70560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (337) 365-0366

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 7, 2011.

Class	2,079,767
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2010	September 30, 2010*
ASSETS	(unaudited)

Cash and due from banks	$13,299	$15,420
Interest-bearing deposits	22,073	25,235
Securities available-for-sale at fair value	13,914	14,996
Securities held-to-maturity—at amortized cost (estimated fair value of $63,071 and $61,711)	61,119	59,566
Loans receivable—net of allowance for loan losses of $9,953 and $9,256	583,778	586,635
Accrued interest receivable	2,478	2,480
Investment in Federal Home Loan Bank stock, at cost	4,766	5,402
Real estate owned, net	2,079	1,181
Prepaid expenses and other assets	7,030	6,898
Goodwill	3,647	3,647
Life insurance contracts	13,458	13,310
Premises and equipment, net	26,060	26,754

TOTAL ASSETS	$753,701	$761,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$583,439	$579,355
Advances from Federal Home Loan Bank	87,756	100,017
Advance payments by borrowers for taxes and insurance	1,737	2,463
Accrued interest payable	372	429
Accounts payable and other liabilities	3,900	3,747

TOTAL LIABILITIES	677,204	686,011

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,676,000 and 4,672,567 shares issued	47	47
Additional paid-in capital	52,771	52,685
Retained earnings	75,032	73,942
Unearned ESOP shares	(260)	(326)
Treasury stock, 2,597,983 and 2,591,081 shares - at cost	(51,088)	(50,862)
Accumulated other comprehensive loss on held-to-maturity securities	(428)	(428)
Accumulated other comprehensive income on available for sale securities	423	455

TOTAL STOCKHOLDERS’ EQUITY	76,497	75,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753,701	$761,524

See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	December 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$9,364	$9,730
Interest and dividends on investments	496	695
Other interest income	143	75
TOTAL INTEREST INCOME	10,003	10,500
INTEREST EXPENSE:
Deposits	1,463	1,930
Advances from Federal Home Loan Bank	1,079	1,137
TOTAL INTEREST EXPENSE	2,542	3,067
NET INTEREST INCOME	7,461	7,433

PROVISION FOR LOAN LOSSES	1,150	1,196

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,311	6,237

NON-INTEREST INCOME:
Total other-than temporary impairment losses	-	(366)
Portion of impairment losses recognized in other comprehensive loss	-	262
Net impairment losses recognized in earnings	-	(104)
Service charges and other	3,680	3,816
Gain on sale of premises and equipment	103	-
Gain on securities	-	68
Gain on sale of loans	9	-
Other income	189	198
TOTAL NON-INTEREST INCOME	3,981	3,978

NON-INTEREST EXPENSE:
Compensation and employee benefits	3,998	3,998
Occupancy expense	1,380	1,523
Marketing and professional	740	661
FDIC premiums and assessment	223	394
Other operating expenses	1,242	1,065
TOTAL NON-INTEREST EXPENSE	7,583	7,641

INCOME BEFORE INCOME TAXES	2,709	2,574
INCOME TAXES	885	841
NET INCOME	$1,824	$1,733
BASIC EARNINGS PER COMMON SHARE	$0.88	$0.83
DILUTED EARNINGS PER COMMON SHARE	$0.87	$0.82

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Three Months Ended December 31,
	2010	2009
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,824	$1,733
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	(72)	(38)
Impairment of debt securities	-	104
Provision for loan losses	1,150	1,196
Gain on sale of OREO	(16)	(22)
Gain on sale of equity securities	-	(68)
Gain on sale of land	(103)	-
Gain on sale of loans	(9)	-
Depreciation	358	384
Excess tax benefits from share-based payment arrangements	(31)	(36)
Change in accounts payable and other liabilities	153	(381)
Change in life insurance contracts	(148)	(149)
Change in prepaid expenses and other assets	(132)	(3,519)
Change in accrued interest payable	(57)	(286)
Stock-based compensation	109	84
Other items– net	(52)	594
Net cash (used) provided by operating activities	2,974	(404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity securities	-	355
Principal repayments of mortgage-backed securities available for sale	1,071	1,539
Principal repayments of securities held to maturity	8,759	12,527
Purchase of securities held to maturity	(10,230)	-
Net loan originations	(412)	(6,487)
Purchase of loans	-	(725)
Proceeds from sale of loans	632	-
Redemption (purchase) of FHLB stock	636	(66)
Proceeds from sale of land	499	-
Proceeds from sale of OREO	614	384
Purchase of premises and equipment	(60)	(519)
Net cash provided by investing activities	1,509	7,008

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of (loan to) ESOP	65	65
Net (decrease) increase in deposits	4,084	(9,978)
Net increase (decrease) in FHLB advances	(12,261)	2,823
Net decrease in advance payments by borrowers for taxes and insurance	(726)	(822)
Dividends paid	(733)	(733)
Excess tax benefits from share-based payment arrangements	31	36
Purchase of common stock for treasury	(226)	--
Net cash used by financing activities	(9,766)	(8,609)

NET DECREASE IN CASH	(5,283)	(2,005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,655	23,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,372	$21,670

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	$1,563	$726
Loans originated to finance sale of real estate owned	67	1,311

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 2010 and September 30, 2010 and for the three months ended December 31, 2010 and 2009, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2010 and 2009 (in thousands).

	Three Months Ended
	December 31,
	2010	2009
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,080	2,098
Effect of dilutive securities:
Stock options	9	18
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,089	2,116

For the three months ending December 31, 2010 and 2009, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 190,000 for the three months ended December 31, 2010 and 192,000 for the three months ended December 31, 2009.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which includes unrealized gains and losses on securities.  Following is a summary of the Company’s comprehensive income for the three months ended December 31, 2010 and 2009 (in thousands).

	For Three Months
	Ended December 31,
	2010	2009

Net income	$1,824	$1,733
Reclassification of realized losses (gains), net of tax	-	(45)
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	-	(173)
Unrealized gains (losses), net of tax	(32)	(61)
Total comprehensive income	$1,792	$1,454

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

ASC (860) was adopted by the company on October 1, 2010.  Earlier application is prohibited. The recognition and measurement provisions shall be applied to transfers that occur on or after the effective date.  The adoption of this standard did not have a material impact on the consolidated financial statements.

ASU-Accounting Standards Update (2010-06) Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Jan 2010).   This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Company until October 1, 2011.  The adoption requires additional disclosure.

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

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.   The adoption of this standard required additional disclosures.

ASU – Accounting Standards Update (2011-01), Receivable (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit losses, delays the effective date of the disclosures to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed ASU Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC (310), “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

	Fair Value	Fair Value Hierarchy
	At December 31, 2010	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,031	$-	$2,031	$-
Federal Home Loan Mortgage Corp.	4,669	-	4,669	-
Federal National Mortgage Assoc.	4,259	-	4,259	-
	10,959	-	10,959	-

CMOs:
Government National Mortgage Assoc.	2,452	-	2,452	-
Other equity securities	503	503	-	-
Total AFS securities	$13,914	$503	$13,411	$-
Assets valued on a non-recurring basis:
Impaired loans	8,114	-	8,114	-
Total non-recurring	$8,114	$-	$8,114	$-

	Fair Value At September	Fair Value Hierarchy
	30, 2010	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,098	$-	$2,098	$-
Federal Home Loan Mortgage Corp.	5,109	-	5,109	-
Federal National Mortgage Assoc.	4,669	-	4,669	-
	11,876	-	11,876	-

CMOs:
Government National Mortgage Assoc.	2,652	-	2,652	-
Marketable equity securities	468	468	-	-
Total recurring	$14,996	$468	$14,528	$-

Assets valued on a non-recurring basis:
CMOs: Private label	$110	$-	$110	$-
Impaired loans	6,484	-	6,484	-
Other real estate owned	760	-	760	-
Total non-recurring	$7,354	$-	$7,354	$-

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

Investment Securities – See discussion in the beginning of Note 6 on the valuation of fair value of investment securities.  Investment securities’ fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - See discussion in the beginning of Note 6 on the valuation of fair value of impaired loans.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.  No adjustment has been made for illiquidity in the market for loans as there is no active market for many of the Company’s loans on which to reasonably base this estimate.

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at December 31, 2010.   The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$35,372	$35,372	$40,655	$40,655
Investment securities	75,033	76,985	74,562	76,707
FHLB stock	4,766	4,766	5,402	5,402
Accrued interest receivable	2,478	2,478	2,480	2,480
Life Insurance contracts	13,458	13,458	13,310	13,310
Loans receivable, net	583,778	615,698	586,635	621,556

Financial liabilities:
Deposits	583,439	590,313	579,355	588,399
Advance from Federal Home Loan Bank	87,756	95,602	100,017	111,619
Accrued interest payable	372	372	429	429

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,984	$47	$-	$2,031
Federal Home Loan Mortgage Corp.	4,549	122	(2)	4,669
Federal National Mortgage Assoc.	4,053	206	-	4,259
	10,586	375	(2)	10,959

CMOs:
Government National Mortgage Assoc.	2,315	137	-	2,452
Other equity securities	372	144	(13)	503
Total	$13,273	$656	$(15)	$13,914

	September 30, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,039	$59	$-	$2,098
Federal Home Loan Mortgage Corp.	4,974	135	-	5,109
Federal National Mortgage Assoc.	4,448	221	-	4,669
	11,461	415	-	11,876

CMOs:
Government National Mortgage Assoc.	2,474	178	-	2,652
Other equity securities	372	96	-	468
Total	$14,307	$689	$-	$14,996

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Time deposits other banks	$33,869	$-	$-	$33,869
Mortgage-backed securities:
Federal National Mortgage Assoc.	15,843	932	-	16,775
Federal Home Loan Mortgage Corp.	7,204	501	-	7,705
Private Label	1,738	331	(216)	1,853
CMOs:
Federal Home Loan Mortgage Corp.	166	1	-	167
Federal National Mortgage Assoc.	1,245	54	-	1,299
Private Label	1,054	358	(9)	1,403
Total	$61,119	$2,177	$(225)	$63,071

	September 30, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank	$5,000	$3	$--	$5,003
Time deposits other banks	24,219	--	--	24,219
Mortgage-backed securities:
Federal National Mortgage Assoc.	17,873	1,069	--	18,942
Federal Home Loan Mortgage Corp.	7,918	577	--	8,495
Private Label	1,841	291	(217)	1,915
CMOs:
Federal Home Loan Mortgage Corp.	197	2	--	199
Federal National Mortgage Assoc.	1,343	67	--	1,410
Private Label	1,175	361	(8)	1,528
Total	$59,566	$2,370	$(225)	$61,711

Details concerning available for sale securities with unrealized losses as of December 31, 2010 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Marketable equity securities	81	(13)	-	-	81	(13)
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	331	(2)	-	-	331	(2)
	$412	$(15)	$-	$-	$412	$(15)

Details concerning held-to-maturity securities with unrealized losses as of December 31, 2010 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Mortgage-backed securities:
Private Label	53	(13)	779	(204)	832	(216)
CMOs:
Private Label	583	(7)	7	$(2)	590	(9)
	$636	$(20)	$786	(206)	$1,422	$(225)

There were no available-for-sale securities with unrealized losses as of September 30, 2010.

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2010 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Private Label	$53	$(18)	$809	$(199)	$862	$(217)
CMOs:
Private Label	368	(6)	8	(2)	376	(8)
	$421	$(24)	$817	$(201)	$1,238	$(225)

The Bank had a total of 33 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $225,000 as of December 31, 2010.

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

The private label mortgage backed securities and CMOs are not backed by the full faith and credit of the U.S. Government.  For each private label security, duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  There were no realized credit losses in the private label securities portfolio for the three months ended December 31, 2010.  In the performance of cash flow analysis on private label securities, management determined that none of the impaired securities had non-credit losses that were required to be recognized in other comprehensive income for the three months ended December 31, 2010.  All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	12,901	13,411
Equity securities	372	503
Total	$13,273	$13,914

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$20,609	$20,609
Due after one year but within five years	13,260	13,260
Due after five years within ten years	-	-
Due after ten years	-	-
Total	33,869	33,869

Mortgage-backed securities	27,250	29,202
Total	$61,119	$63,071

There were no impairment losses in the equity securities portfolio for the three months ended December 31, 2010.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the three months ended December 31, 2010 (in thousands).

Beginning balance of credit losses	$1,442
Other-than-temporary impairment credit losses	-
Reduction for realized losses	(49)
Ending balance of cumulative credit losses recognized in earnings	1,393

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections.  The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

NOTE 8-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	Dec ‘10	%Total	Sept '10	%Total

Commercial real estate loans	$115,645	19.4%	$118,858	19.9%
Commercial non-real estate loans	24,947	4.2%	30,929	5.2%
Commercial-construction loans	6,036	1.0%	5,526	0.9%
Commercial-land	19,521	3.3%	19,004	3.2%
Residential-construction loans	5,360	0.9%	4,320	0.7%
Residential-real estate loans	343,354	57.6%	337,885	56.6%
Consumer-Mobile home loans	39,628	6.7%	40,094	6.7%
Consumer-other	40,818	6.9%	40,807	6.8%
Total Loans	595,309	100.0%	597,423	100.0%
Less:
Allowance for loan losses	$9,953		$9,256
Deferred loan fees	1,578		1,532
Total Net Loans	$583,778		$586,635

Commercial non-real estate loans declined $6.0 million mainly due to loan payoffs from one customer relationship totaling $4.1 million.  Residential real estate loans increased $5.4 million mainly due to originations of 15 year term conforming one-to-four family mortgage loans.  At December 31, 2010 approximately $266 million of loans receivable were pledged as collateral securing advances from the FHLB.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	Three Months Ended December 31,
(in 000’s)	2010	2009
Beginning ALLL	$9,256	$6,806
Provision for Loan Losses	1,150	1,196
Recoveries	17	3
Charge-offs	(470)	(261)
Ending ALLL	$9,953	$7,744

The amount of nonaccrual loans at December 31, 2010 and September 30, 2010 was approximately $13.7 million and $14.1 million, respectively.  The Company had total impaired loans of approximately $13.3 million and $10.5 million at December 31, 2010 and September 30, 2010, respectively.  Specific reserves allocated to impaired loans totaled approximately $2.8 million and $2.1 million as of December 31, 2010 and September 30, 2010, respectively.  Impaired loans totaling approximately $2.4 million and $2.0 million had no specific reserves allocated as of December 31, 2010 and September 30, 2010, respectively.  Interest recognized on impaired loans totaled $35,000 for the three months ended December 31, 2010, which included $19,000 recognized on the $8.1 million of impaired loans, which represents the portion of impaired loans with an allowance recorded at December 31, 2010.  Interest recognized on impaired loans consists of accrued but uncollected interest on loans that are performing at this time.  Two commercial loans totaling $1.4 million were classified as troubled debt restructurings due to a modification of terms allowing the customer to make interest only payments for an amount of time.  One large commercial loan totaling $1.6 million was modified due to an extension of maturity date and amount borrowed.  One customer relationship with three residential real estate loans totaling $350,000 was modified by an extension of term, and reduction in interest rate to obtain a lower payment for the customer.  The effect on net interest income of troubled debt restructurings is insignificant for the three months ended December 31, 2010.

Allowance for Loan Losses and Recorded Investment in Loans for the three months ended December 31, 2010

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs.  The provision for possible loan losses reflects loan quality trends, potential problem loans, and criticized loans and net charge-offs, among other factors.  The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The table below provides an allocation of the quarter-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Real Estate
(in thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Beginning Balance	$2,402	$68	$1,076	$61	$4,173	$327	$640	$509	$9,256
Charge-offs	5	-	-	-	377	-	73	15	470
Recoveries	-	-	-	-	10	-	1	6	17
Provision	800	55	9	3	208	16	31	28	1,150
Ending balance	$3,197	$123	$1,085	$64	$4,014	$343	$599	$528	$9,953

Ending balance allocation:
Individually evaluated for impairment	$1,446	$51	$909	$-	$305	$127	$-	$-	$2,838

Collectively evaluated for impairment	$1,751	$72	$176	$64	$3,709	$216	$599	$528	$7,115

Credit Quality Indicators
As of December 31, 2010

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

Prime – Credits secured by cash (accounts held in Teche), stocks, bonds (companies with debt ratings of (“A” or better), U.S. Government securities with advance rates within bank policy and cash value of insurance policies (with sound AM Best rating).

Excellent – Demonstrates exceptional credit fundamentals, including stable and predictable profit margins and cash flows, strong liquidity and conservative balance sheet. Significant historical cash flow coverage of existing and pro-forma debt service coverage. Credits rated Minimal will have a strong primary source of repayment usually consisting of strong historical cash flows along with strong secondary and tertiary repayment sources.  Subsequent repayment sources could consist of financially strong guarantors, low LTV’s on collateral with a strong secondary market or resale source. Companies fitting the profile of minimal risk will have low leverage, a defined management succession plan and a broad product mix.

Average – Companies that fit this classification would most likely be a typical middle market business or high net worth individual. Borrowers would typically be secured and may have some reliance on inventory. Cash flow is adequate to service debt but may be susceptible to some deterioration due to cyclical, seasonal or economic events.  Management is experienced but is concentrated in a few key people. Credits fitting this classification would typically have at least one very strong repayment source and a good secondary repayment source. Company product mix may lack diversity. The majority of accounts fall within this classification. Annual financial statements on the borrower and guarantor(s) should be obtained.

Satisfactory – Displays an acceptable degree of risk in the short-term. Unfavorable characteristics may exist, however, these are offset by the positive trends. Some unpredictability in earnings and cash flow may exist. Leverage may be higher than typical in the industry and liquidity less than desirable. Management, while competent, may not be experienced and lack depth. Secondary and tertiary sources of repayment may be limited. Companies in a start-up situation typically fit this classification. Other characteristics of this classification would be companies with volatility in earning and/or increasing leverage.

Special mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard - Assets classified Substandard have a well-defined weakness or weaknesses. A Substandard asset is inadequately protected by the current net worth or paying capacity of the obligor or pledged collateral, if any. It is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Weaknesses are to be based upon objective evidence.

Doubtful - Assets classified Doubtful have all of the weaknesses inherent in those classified Substandard. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of the currently existing facts, conditions and values.

Loss - Assets classified Loss are considered uncollectible, or of such little value that the continuance of the loan or Other Asset on the books of the Bank is not warranted.  Some recovery of funds could be possible in the future, but the amount and probability of this recovery are not determinable, thus leaving little justification for the assets to remain on the books.

A Loss classification does not mean that an asset has no recovery or salvage value, but simply that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be effected in the future.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real-Estate	Total	% Total

Prime	$-	$-	$2,947	$-	$2,947	1.8%
Excellent	-	-	101	52	153	0.1
Average	7,710	4,525	17,342	78,688	108,265	65.2
Satisfactory	4,656	69	2,119	29,179	36,023	21.7
Special Mention	805	376	2,179	3,846	7,206	4.3
Substandard	5,956	1,066	132	3,053	10,207	6.1
Doubtful	-	-	-	-	-	0.0
Loss	394	-	127	827	1,348	0.8
	$19,521	$6,036	$24,947	$115,645	$166,149	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category

(in thousands)	Residential- Real-Estate Construction	Residential- Prime	Total

Grade:
Pass	$5,360	$337,987	$343,347
Special Mention	-	-	-
Substandard	-	3,789	3,789
	$5,360	$341,776	$347,136

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$39,131	$40,556	$79,687
Nonperforming	497	262	759
	$39,628	$40,818	$80,446

Age Analysis of Past Due Loans
As of December 31, 2010

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$1,115	$1,724	$2,839	$112,806	$115,645	$-
Commercial non-real estate loans	345	1,030	1,375	23,572	24,947	499
Commercial-construction loans	69	1,066	1,135	4,901	6,036	-
Commercial-land	66	6,289	6,355	13,166	19,521	247
Residential-construction loans	-	-	-	5,360	5,360	-
Residential-real estate loans	4,329	4,130	8,459	333,317	341,776	553
Consumer-Mobile home loans	714	497	1,211	38,417	39,628	-
Consumer-other	482	262	744	40,074	40,818	-
Totals:	$7,120	$14,998	$22,118	$571,613	$593,731	$1,299

The recorded investment in loans past due greater than 90 days and still accruing at September 30, 2010 was $805 thousand.

Impaired Loans
For the Quarter ended December 31, 2010

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$1,264	$1,264	$-	$1,263	$4
Commercial non-real estate	93	93	-	97	1
Commercial-construction loans	763	763	-	763	-
Commercial-land	247	247	-	248	11
Residential-real estate loans	-	-	-	-	-
Subtotal:	$2,367	$2,367	$-	$2,371	$16
With an allowance recorded:
Commercial real estate loans	2,065	3,511	1,446	2,476	19
Commercial non-real estate	-	127	127	-	-
Commercial-construction loans	252	303	51	286	-
Commercial-land	5,133	6,042	909	5,133	-
Residential-real estate loans	664	969	305	673	-
Subtotal:	$8,114	$10,952	$2,838	$8,568	$19
Totals:
Commercial	9,817	12,350	2,533	10,266	35
Residential	664	969	305	673	-
Grand Total:	$10,481	$13,319	$2,838	$10,939	$35

Modifications
As of December 31, 2010

(in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructuring occurring during the quarter ended December 31, 2010:
Commercial real estate loans	3	3,064	2,166
Residential real estate loans	3	350	350
	6	$3,414	$2,516

Loans on Nonaccrual Status
For the periods ended December 31, 2010 and September 30, 2010

(in thousands)	December 31, 2010	September 30, 2010

Commercial real estate loans	$1,724	$1,640
Commercial non-real estate loans	531	154
Commercial-construction loans	1,066	1,066
Commercial-land	6,042	6,042
Residential-construction loans	-	-
Residential-real estate loans	3,578	4,594
Consumer-Mobile home loans	497	458
Consumer-other	262	184
Grand Total:	$13,700	$14,138

A majority of the amount of nonaccrual loans in 2010 is due to a $6.2 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11.

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

RECENT DEVELOPMENTS

On December 16, 2010, the Board of Directors of the Bank adopted a Plan of Conversion (the “Plan”) whereby the Bank would convert its existing federal savings bank charter to that of a Louisiana commercial bank charter (the “Charter Conversion”).  Upon completion of the Charter Conversion, the Bank would become a Louisiana state-chartered commercial bank regulated by the Commissioner of the Office of Financial Institutions of the State of Louisiana (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”).  Upon completion of the Charter Conversion and approval by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) of the Company’s bank holding company application, the Company will become a bank holding company regulated by the Federal Reserve Board.  Completion of the Charter Conversion is subject to, among other conditions, the approval of the Commissioner and the Federal Reserve Board.   There will be no changes to the directors, officers or employees of the Bank as a result of the Charter Conversion.  The Bank’s FDIC insurance coverage, and rates and terms of loans and deposits, will not change as a result of the Charter Conversion.  As a result of being regulated by the Commissioner, the Bank expects its annual supervisory assessment to decrease by approximately $100,000.  The Charter Conversion is expected to be completed in the second calendar quarter of 2011.

The Federal Reserve Board has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies and in processing applications to it under the Bank Holding Company Act.  The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Office of Thrift Supervision (“OTS”).  In addition, under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank.  Consistent with its source of strength policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Federal banking laws and regulations do not currently impose similar requirements on the Company at this time.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at December 31, 2010 amounted to $753.7 million, a decrease of $7.8 million or 1.03% as compared to $761.5 million at September 30, 2010. The decrease was primarily due to decreases in cash and cash equivalents and loans receivable.

Securities available-for-sale totaled $13.9 million and securities held to maturity totaled $61.1 million at December 31, 2010, which, combined, represented an increase of $471 thousand or 0.63% as compared to September 30, 2010. The increase was primarily due to purchases of interest bearing certificates of deposit at other banks offset by normal principal repayments on the existing portfolio along with maturities of government sponsored agency securities.

The $2.8 million carrying value of the held-to-maturity private label mortgage related securities amounts to 0.37% of total assets. Approximately 9.44% are rated AAA, AA or A at December 31, 2010. The following table provides additional information on this part of our investment portfolio:

Private Label Mortgage—Backed Securities and CMOs as of December 31, 2010

Bond	Face	Carrying Value		% of
Ratings	Value	12/31/2010		Assets
		$ in millions	% of Face

AAA to A	$0.5	$0.4	98.4%	0.06%
BBB to B	1.5	1.4	90.1	0.18
CCC to C	2.7	1.0	35.7	0.13
Below C or Not Rated	0.1	0.0	00.0	0.00
Total	$4.8	$2.8	58.2%	0.37%

Loans receivable totaled $583.8 million at December 31, 2010, which represented a decrease of $2.9 million or 0.49% compared to September 30, 2010. The decrease was due primarily to an overall decrease in commercial loans offset slightly by increases in one-to-four family mortgage loans.

Premises and equipment decreased $0.7 million or 2.6% due to depreciation offset by equipment purchases.

Total deposits, after interest credited, at December 31, 2010 were $583.4  million, which represented an increase of $4.1 million or 0.70% as compared to September 30, 2010. The increase was due to increases in non-interest bearing checking, interest bearing checking, and savings accounts offset somewhat by decreases in money market and time deposit accounts  The weighted average remaining maturity on our time deposit portfolio is approximately 20 months.

Advances decreased $12.3 million or 12.26% as compared to the amount at September 30, 2010. The decrease was due to a maturity of a $10.0 million advance along with normal principal payments on existing advances.

Stockholders’ equity was $76.5 million at December 31, 2010 and $75.5 million at September 30, 2010. The increase was due primarily to net income less dividend payments of $734 thousand.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Net Income.  The Company had net income of $1.8 million or $0.87 per diluted share for the three months ended December 31, 2010 as compared to net income of $1.7 million or $0.82 per diluted share for the three months ended December 31, 2009.  The changes affecting net income for the quarter ended December 31, 2010 are discussed in the following paragraphs by category.

Total Interest Income.  Total interest income decreased $0.5 million or 4.73% for the three months ended December 31, 2010.  The decrease in interest income was caused by lower balances and rates on loans. The average yield on loans decreased to 6.29% for the three months ended December 31, 2010, from 6.50% for the same period in 2009.

Total Interest Expense.  Total interest expense decreased $0.5 million, or 17.12%, as compared to the same period in the prior fiscal year. The average cost of deposits decreased for the three months ended December 31, 2010 as compared to the same period in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 1.15% for the three months ended December 31, 2010 compared to 1.51%, for the same period in 2009, interest rates have steadily been decreasing affecting the Bank’s pricing of deposits and therefore reducing the average cost of deposits, along with a reduction in Federal Home Loan Bank Advances.

Net Interest Income.  Net interest income increased $28 thousand, or 0.38%, for the three month period ended December 31, 2010, as compared to the same period ended December 31, 2009.  The increase for the three month period was due to decreases in rates paid on interest paying liabilities offset somewhat by a decrease in rates on interest earning assets.

Provision for Loan Losses.  Management recorded a $1.1 million provision for loan loss this quarter.  The provision for loan losses decreased $46 thousand for the three month period ended December 31, 2010, as compared to the same period in 2009, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at December 31, 2010 was 1.68% compared to 1.55% at September 30, 2010 and 1.29% at December 31, 2009.  The increase in the ratio of the allowance for loan losses to total loans has primarily been driven by the increase in non-performing loans and also by the current economic conditions affecting our markets.  While the oil spill in the Gulf and the resulting moratorium on drilling has not had a direct effect on any of our customers, the current economic stress and uncertainty due to these events is considered in our

27

analysis of adequacy of the allowance for loan and lease losses.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans.  Non-performing assets as a percent of total loans were 2.57% at December 31, 2010, compared to 2.47% at September 30, 2010 and 1.81% at December 31, 2009.  Non-performing loan increases were mainly due to a $6.2 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area the borrower of which filed for protection under Chapter 11 bankruptcy.

Non-Interest Income.  Total non-interest income increased $3 thousand for the three month period ended December 31, 2010 as compared to the same period in 2009.  The increase in the current period is attributable to lower impairment losses on securities and a gain on a sale of land offset almost entirely by a decrease in service charge income.  The decrease in service charge income was due to a decrease in debit card volume and a change in the way the bank assesses NSF fees.

Non-Interest Expense.  Total non-interest expense decreased $58 thousand during the three months ended December 31, 2010, as compared to the same period in 2009.  The decrease was due primarily to a decrease in FDIC insurance expense along with a decrease in occupancy expense.

Income Tax Expense.  Income tax expense increased $44 thousand for the three month period ended December 31, 2010.  The increase in tax expense was due to higher pretax income and lower relative percentage of tax exempt income.  The Company’s effective tax rate was 33% for the three months ended December 31, 2010 and the three months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank is required to maintain certain levels of capital. At December 31, 2010 the Bank was in compliance with its three regulatory capital requirements as follows:

	(000's)
	Amount	Percent

Tangible capital	$65,401	8.75%
Tangible capital requirement	11,211	1.50%
Excess over requirement	54,190	7.25%

Core capital	$65,401	8.75%
Core capital requirement	29,895	4.00%
Excess over requirement	$35,506	4.75%

Risk based capital	$71,927	13.79%
Risk based capital requirement	41,728	8.00%
Excess over requirement	$30,199	5.79%

For the Bank to be well capitalized under current risk-based capital standards, all banks are required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, Teche Federal Bank is categorized as well capitalized at December 31, 2010.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB. As of December 31, 2010, FHLB borrowed funds totaled $88 million.  Advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity is available from FHLB which totals $177 million, based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the
	Three Months Ended
	December 31
	2010(1)	2009(1)

Return on average assets	0.96%	0.91%
Return on average equity	9.36%	9.37%
Average interest rate spread	4.06%	4.02%
Nonperforming assets to total assets	2.27%	1.58%
Nonperforming loans to total loans	2.57%	1.81%
Average net interest margin	4.29%	4.26%
Tangible book value per share	$35.04	$32.74

(1)	Annualized where appropriate.

At December 31, 2010 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including our holding company and Capital Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, and some will affect only institutions that engage in activities in which we do not engage, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2010.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1–31, 2010	-	$-	-	18,792
November 1-30, 2010	3,802	32.71	3,802	14,990
December 1-31, 2010	3,100	32.85	3,100	11,890
Total	6,902	$32.77	6,902	11,890

The repurchase plan announced February 18, 2009, authorizing the repurchase of up to 63,000 shares, has no expiration date for the authorized repurchase under this plan.

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

TECHE HOLDING COMPANY
Date: February 14, 2011	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)