Form 10-Q
period 2011-03-31
TECHE HOLDING CO
filed 2011-05-16
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 4, 2011.

Class	2,084,448
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2011	September 30, 2010*
ASSETS	(unaudited)

Cash and due from banks	$15,127	$15,420
Interest-bearing deposits	49,394	25,235
Securities available-for-sale at fair value	21,854	14,996
Securities held-to-maturity—at amortized cost (estimated fair value of $60,022 and $61,711)	58,090	59,566
Loans receivable—net of allowance for loan losses of $10,452 and $9,256	577,701	586,635
Accrued interest receivable	2,409	2,480
Investment in Federal Home Loan Bank stock, at cost	4,280	5,402
Real estate owned, net	2,039	1,181
Prepaid expenses and other assets	7,775	6,898
Goodwill	3,647	3,647
Life insurance contracts	13,606	13,310
Premises and equipment, net	26,230	26,754

TOTAL ASSETS	$782,152	$761,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$610,892	$579,355
Advances from Federal Home Loan Bank	83,585	100,017
Advance payments by borrowers for taxes and insurance	1,929	2,463
Accrued interest payable	355	429
Accounts payable and other liabilities	7,813	3,747

TOTAL LIABILITIES	704,574	686,011

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,682,143 and 4,672,567 shares issued	47	47
Additional paid-in capital	52,968	52,685
Retained earnings	75,798	73,942
Unearned ESOP shares	(195)	(326)
Treasury stock, 2,597,983 and 2,591,081 shares - at cost	(51,088)	(50,862)
Accumulated other comprehensive loss on held-to-maturity securities	(428)	(428)
Accumulated other comprehensive income on available for sale securities	476	455

TOTAL STOCKHOLDERS’ EQUITY	77,578	75,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$782,152	$761,524

See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

INTEREST INCOME:
Interest and fees on loans	$9,103	$9,603	$18,467	$19,333
Interest and dividends on investments	475	717	971	1,413
Other interest income	158	54	301	129
TOTAL INTEREST INCOME	9,736	10,374	19,739	20,875
INTEREST EXPENSE:
Deposits	1,394	1,820	2,857	3,751
Advances from Federal Home Loan Bank	969	1,120	2,048	2,256
TOTAL INTEREST EXPENSE	2,363	2,940	4,905	6,007
NET INTEREST INCOME	7,373	7,434	14,834	14,868

PROVISION FOR LOAN LOSSES	1,000	900	2,150	2,096

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,373	6,534	12,684	12,772

NON-INTEREST INCOME:
Total other-than temporary impairment losses	--	(8)	--	(374)
Portion of impairment losses recognized in other comprehensive income	--	--	--	262
Net impairment losses recognized in earnings	--	(8)	--	(112)
Service charges and other	3,584	3,698	7,263	7,515
Gain on sale of premises and equipment	--	--	103	--
Gain on sale of loans	10	--	19	--
Gain on securities	8	--	8	67
Other income	248	258	438	455
TOTAL NON-INTEREST INCOME	3,850	3,948	7,831	7,925

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,196	4,273	8,193	8,270
Occupancy expense	1,538	1,570	2,918	3,093
Marketing and professional	794	756	1,534	1,417
FDIC premiums and assessments	225	241	448	635
Other operating expenses	1,165	1,140	2,407	2,206
TOTAL NON-INTEREST EXPENSE	7,918	7,980	15,500	15,621

INCOME BEFORE INCOME TAXES	2,305	2,502	5,015	5,076
INCOME TAXES	792	802	1,678	1,643
NET INCOME	$1,513	$1,700	$3,337	$3,433
BASIC EARNINGS PER COMMON SHARE	$0.73	$0.81	$1.61	$1.64
DILUTED EARNINGS PER COMMON SHARE	$0.72	$0.80	$1.59	$1.62

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Six Months
	Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,337	$3,433
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	(200)	(92)
Provision for loan losses	2,150	2,096
Provision for real estate owned	-	20
Impairment of securities	-	112
Gain on sale of land	(103)	-
Gain on sale of OREO	(37)	(2)
Gain on sale of loans	(19)	-
Gain on sale of equity securities	(8)	(67)
Depreciation	715	788
Excess tax benefits from share-based payment arrangements	(31)	(36)
Stock-based compensation	289	196
Change in accounts payable and other liabilities	4,066	(1,145)
Change in life insurance contracts	(296)	(293)
Change in prepaid expenses and other assets	(877)	(3,759)
Change in accrued interest payable	(74)	(295)
Other – net	88	(244)
Net cash provided by operating activities	9,000	712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities available for sale and equity securities	(9,024)	(36)
Purchase of securities held to maturity	(10,470)	-
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	1,971	3,065
Proceeds from sale of equity securities	58	384
Principal repayments of securities held to maturity	12,291	16,201
Net loan originations	4,271	(6,004)
Purchase of loans	-	(1,127)
Proceeds from sale of loan participations	869	1,142
Redemption (Purchase) of FHLB Stock	1,122	(329)
Proceeds from sale of land	499	-
Proceeds from sale of OREO	840	762
Purchase of premises and equipment	(587)	(873)
Net cash provided by investing activities	1,840	13,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of ESOP loan	131	130
Net increase in deposits	31,537	1,274
Net decrease in FHLB advances	(16,432)	(2,771)
Net decrease in advance payments by borrowers for taxes and insurance	(534)	(565)
Dividends paid	(1,481)	(1,473)
Excess tax benefits from share-based payment arrangements	31	36
Proceeds from exercise of stock options	-	20
Purchase of common stock for treasury	(226)	-
Net cash provided (used) by financing activities	13,026	(3,349)

NET INCREASE IN CASH	23,866	10,548
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,655	23,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,521	$34,223

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	$1,730	$1,463
Loans originated to finance/sell real estate owned	67	1,311

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2011 and September 30, 2010 and for the three and six months ended March 31, 2011 and 2010, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,081	2,100	2,070	2,099
Effect of dilutive securities:
Common stock equivalents	17	18	23	18
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,098	2,118	2,093	2,117

For the three and six months ended March 31, 2011 and 2010, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 104,000 and 192,000 for the three and six months ended March 31, 2011 and 2010, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which includes unrealized gains and losses on securities.  Following is a summary of the Company’s comprehensive income for the three and six months ended March 31, 2011 and 2010 (in thousands).

	For Three Months		For Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010

Net income	$1,513	$1,700	$3,337	$3,433
Reclassification of realized losses (gains), net of tax	(5)	-	(5)	(45)
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	-	-	-	(173)
Unrealized gains (losses), net of tax	57	38	26	(22)
Total comprehensive income	$1,565	$1,738	$3,358	$3,193

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

ASC (860) was adopted by the Company on October 1, 2010.  Earlier application was prohibited. The recognition and measurement provisions are being applied to transfers that occur on or after the effective date.  The adoption of this standard did not have a material impact on the consolidated financial statements.

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

ASU – Accounting Standards Update (2011-01), Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit losses, delays the effective date of the disclosures to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed ASU Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors.

ASU – Accounting Standards Update (2011-02), Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This standard should be applied to the first period beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period in the year of adoption.  The Company does not anticipate the standard having a material impact on the consolidated financial statements.

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

This is a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC (310), “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

	Fair Value	Fair Value Hierarchy
	At March 31, 2011	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,971	$-	$1,971	$-
Federal Home Loan Mortgage Corp.	4,201	-	4,201	-
Federal National Mortgage Assoc.	12,652	-	12,652	-
	18,824	-	18,824	-

CMOs:
Government National Mortgage Assoc.	2,341	-	2,341	-
Other equity securities	689	689	-	-
Total AFS securities	$21,854	$689	$21,165	$-
Assets valued on a non-recurring basis:
Impaired loans	7,083	-	7,083	-
Total non-recurring	$7,083	$-	$7,083	$-

	Fair Value At September	Fair Value Hierarchy
	30, 2010	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,098	$-	$2,098	$-
Federal Home Loan Mortgage Corp.	5,109	-	5,109	-
Federal National Mortgage Assoc.	4,669	-	4,669	-
	11,876	-	11,876	-

CMOs:
Government National Mortgage Assoc.	2,652	-	2,652	-
Marketable equity securities	468	468	-	-
Total recurring	$14,996	$468	$14,528	$-

Assets valued on a non-recurring basis:
CMOs: Private label	$110	$-	$110	$-
Impaired loans	6,484	-	6,484	-
Other real estate owned	760	-	760	-
Total non-recurring	$7,354	$-	$7,354	$-

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at March 31, 2011.  The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at March 31, 2011 and September 30, 2010:

	March 31, 2011		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$64,521	$64,521	$40,655	$40,655
Investment securities	79,944	81,876	74,562	76,707
FHLB stock	4,280	4,280	5,402	5,402
Accrued interest receivable	2,409	2,409	2,480	2,480
Life Insurance contracts	13,606	13,606	13,310	13,310
Loans receivable, net	577,701	608,628	586,635	621,556

Financial liabilities:
Deposits	610,892	616,895	579,355	588,399
Advance from Federal Home Loan Bank	83,585	90,527	100,017	111,619
Accrued interest payable	355	355	429	429

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,913	$58	$-	$1,971
Federal Home Loan Mortgage Corp.	4,089	112	-	4,201
Federal National Mortgage Assoc.	12,510	190	(48)	12,652
	18,512	360	(48)	18,824

CMOs:
Government National Mortgage Assoc.	2,199	142	-	2,341
Other equity securities	422	269	(2)	689
Total	$21,133	$771	$(50)	$21,854

	September 30, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,039	$59	$-	$2,098
Federal Home Loan Mortgage Corp.	4,974	135	-	5,109
Federal National Mortgage Assoc.	4,448	221	-	4,669
	11,461	415	-	11,876

CMOs:
Government National Mortgage Assoc.	2,474	178	-	2,652
Other equity securities	372	96	-	468
Total	$14,307	$689	$-	$14,996

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Time deposits other banks	$33,629	$-	$-	$33,629
Mortgage-backed securities:
Federal National Mortgage Assoc.	14,009	835	-	14,844
Federal Home Loan Mortgage Corp.	6,513	496	-	7,009
Private Label	1,671	351	(198)	1,824
CMOs:
Federal Home Loan Mortgage Corp.	149	-	(4)	145
Federal National Mortgage Assoc.	1,179	32	(1)	1,210
Private Label	940	425	(4)	1,361
Total	$58,090	$2,139	$(207)	$60,022

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank	$5,000	$3	$--	$5,003
Time deposits other banks	24,219	--	--	24,219
Mortgage-backed securities:
Federal National Mortgage Assoc.	17,873	1,069	--	18,942
Federal Home Loan Mortgage Corp.	7,918	577	--	8,495
Private Label	1,841	291	(217)	1,915
CMOs:
Federal Home Loan Mortgage Corp.	197	2	--	199
Federal National Mortgage Assoc.	1,343	67	--	1,410
Private Label	1,175	361	(8)	1,528
Total	$59,566	$2,370	$(225)	$61,711

Details concerning available-for-sale securities with unrealized losses as of March 31, 2011 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Marketable equity securities	$4	$(2)	$-	$-	$4	$(2)
Mortgage-backed securities:
Federal National Mortgage Assoc.	3,884	(48)	-	-	3,884	(48)
	$3,888	$(50)	$-	$-	$3,888	$(50)

Details concerning held-to-maturity securities with unrealized losses as of March 31, 2011 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Mortgage-backed securities:
Private Label	$46	$(6)	$682	$(192)	$728	$(198)
CMOs:
Federal Home Loan Mortgage Corp.	145	(4)	-	-	145	(4)
Federal National Mortgage Assoc.	187	(1)	-	-	187	(1)
Private Label	549	(4)	7	-	556	(4)
	$927	$(15)	$689	$(192)	$1,616	$(207)

There were no available-for-sale securities with unrealized losses as of September 30, 2010.

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2010 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Private Label	$53	$(18)	$809	$(199)	$862	$(217)
CMOs:
Private Label	368	(6)	8	(2)	376	(8)
	$421	$(24)	$817	$(201)	$1,238	$(225)

The Bank had a total of 34 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $207,000 as of March 31, 2011.

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

The private label mortgage backed securities and CMOs are not backed by the full faith and credit of the U.S. Government.  For each private label security, duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  There were no realized credit losses in the private label securities portfolio for the six months ended March 31, 2011.  In the performance of cash flow analysis on private label securities, management determined that none of the impaired securities had non-credit losses that were required to be recognized in other comprehensive income for the six months ended March 31, 2011.  All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2011, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	20,711	21,165
Equity securities	422	689
Total	$21,133	$21,854

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2011, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$19,729	$19,729
Due after one year but within five years	13,900	13,900
Due after five years within ten years	-	-
Due after ten years	-	-
Total	33,629	33,629

Mortgage-backed securities	24,461	26,393
Total	$58,090	$60,022

There were no impairment losses in the equity securities portfolio for the three and six months ended March 31, 2011.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the six months ended March 31, 2011 (in thousands).

Beginning balance of credit losses	$1,442
Other-than-temporary impairment credit losses	-
Reduction for realized losses	(133)
Ending balance of cumulative credit losses recognized in earnings	$1,309

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections.  The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

NOTE 8-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	Mar ‘11	%Total	Sept ‘10	%Total

Commercial real estate loans	$114,726	19.5%	$118,858	19.9%
Commercial non-real estate loans	24,813	4.2%	30,929	5.2%
Commercial-construction loans	6,556	1.1%	5,526	0.9%
Commercial-land	18,865	3.2%	19,004	3.2%
Residential-construction loans	4,457	0.8%	4,320	0.7%
Residential-real estate loans	341,650	57.9%	337,885	56.6%
Consumer-Mobile home loans	38,924	6.6%	40,094	6.7%
Consumer-other	39,731	6.7%	40,807	6.8%
Total Loans	589,722	100.0%	597,423	100.0%
Less:
Allowance for loan losses	10,452		$9,256
Deferred loan fees	1,569		1,532
Total Net Loans	$577,701		$586,635

Commercial non-real estate loans declined $6.1 million mainly due to loan payoffs from one customer relationship totaling $4.1 million.  Residential real estate loans increased $3.8 million mainly due to originations of 15 year term conforming one-to-four family mortgage loans.  At March 31, 2011 approximately $263 million of loans receivable were pledged as collateral securing advances from the FHLB.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	Six Months Ended March 31,
(in 000’s)	2011	2010
Beginning ALLL	$9,256	$6,806
Provision for Loan Losses	2,150	2,096
Recoveries	41	10
Charge-offs	(995)	(659)
Ending ALLL	$10,452	$8,253

The amount of nonaccrual loans at March 31, 2011 and September 30, 2010 was approximately $14.2 million and $14.1 million, respectively.  The Company had total impaired loans of approximately $12.8 million and $10.5 million at March 31, 2011 and September 30, 2010, respectively.  Specific reserves allocated to impaired loans totaled approximately $2.9 million and $2.1 million as of March 31, 2011 and September 30, 2010, respectively.  Impaired loans totaling approximately $2.8 million and $2.0 million had no specific reserves allocated as of March 31, 2011 and September 30, 2010, respectively.  Interest recognized on impaired loans totaled $15,000 for the six months ended March 31, 2011, which included $3,000 recognized on the $7.1 million of impaired loans net of allowance for loan loss, which represents the portion of impaired loans with an allowance recorded at March 31, 2011.  Interest recognized on impaired loans consists of accrued but uncollected interest on loans that are performing at this time.  Two commercial loans totaling $1.5 million were classified as troubled debt restructurings due to a modification of terms allowing the customer to make interest only payments for an amount of time.  One large commercial loan totaling $1.7 million was classified as a troubled debt restructuring due to an extension of maturity date and amount borrowed.  One customer relationship with three residential real estate loans totaling $358,000 was modified by an extension of term, and reduction in interest rate to obtain a lower payment for the customer.  The effect on net interest income of troubled debt restructurings is insignificant for the six months ended March 31, 2011.

Allowance for Loan Losses and Recorded Investment in Loans for the six months ended March 31, 2011

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

The table below provides an allocation of the quarter-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Real Estate
(in thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Beginning Balance	2,402	68	1,076	61	4,173	327	640	509	9,256
Charge-offs	229	-	-	-	520	133	98	15	995
Recoveries	-	-	-	-	33	-	2	6	41
Provision	910	60	494	8	504	32	75	67	2,150
Ending balance	3,083	128	1,570	69	4,190	226	619	567	10,452

Ending balance allocation:
Individually evaluated for impairment	1,216	51	1,382	-	290	-	-	-	2,939

Collectively evaluated for impairment	$1,867	$77	$188	$69	$3,900	$226	$619	$567	$7,513

Loan: Ending Balance Collectively evaluated for impairment	110,340	5,484	12,517	4,457	340,897	24,545	38,924	39,731	576,895

Ending Balance individually evaluated for impairment	4,386	1,072	6,348	-	753	268	-	-	12,827

Credit Quality Indicators
As of March 31, 2011

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

Prime – Credits secured by cash (accounts held in the Bank), stocks, bonds (companies with debt ratings of (“A” or better), U.S. Government securities with advance rates within bank policy and cash value of insurance policies (with sound AM Best rating).

Excellent – Demonstrates exceptional credit fundamentals, including stable and predictable profit margins and cash flows, strong liquidity and conservative balance sheet. Significant historical cash flow coverage of existing and pro-forma debt service coverage. Credits rated Excellent will have a strong primary source of repayment usually consisting of strong historical cash flows along with strong secondary and tertiary repayment sources.  Subsequent repayment sources could consist of financially strong guarantors, low loan to value ratios on collateral with a strong secondary market or resale source. Companies fitting the profile of minimal risk will have low leverage, a defined management succession plan and a broad product mix.

Average – Borrowers that fit this classification would most likely be a typical middle market business or high net worth individual.  Loans would typically be secured and may have some reliance on inventory. Cash flow is adequate to service debt but may be susceptible to some deterioration due to cyclical, seasonal or economic events.  Management is experienced but is concentrated in a few key people. Credits fitting this classification would typically have at least one very strong repayment source  and a good secondary repayment source. Company product mix may lack diversity. The majority of loans fall within this classification. Annual financial statements on the borrower and guarantor(s) should be obtained.

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

Loss - Assets classified as Loss are considered uncollectible, or of such little value that the continuance of the loan or Other Asset on the books of the Bank is not warranted.  Some recovery of funds could be possible in the future, but the amount and probability of this recovery are not determinable, thus leaving little justification for the assets to remain on the books.

A Loss classification does not mean that an asset has no recovery or salvage value, but simply that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be effected in the future.

Commercial Loans

Our underwriting philosophy is centered primarily around the borrower’s ability to generate adequate cash flow to service the debt in accordance with the terms and conditions of the loan agreement.  Understanding the borrower’s businesses along with their level of experience and the background of the principals is also a part of our lending philosophy.  Generally, our loans are secured by collateral and we assess the market value of the collateral and the strength it brings to the loan.  We generally require personal guarantees of the principals assessing the financial strength and liquidity of each guarantor as part of our process.

Common risks to each class of commercial loans include risks that are not specific to the individual transactions such as general economic conditions within our markets.  There are risks associated with each individual transaction such as a change in marital status, disability or death of the borrower and the loss of value of our collateral due to market conditions.

In addition to these common risks, additional risks are inherent in certain types of commercial loans.

Commercial Construction and Land Development:
Commercial construction and land development loans are dependent upon the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and lots.  A continuing decrease in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our borrowers.

Commercial Mortgage and C&I Loans:
The repayment of commercial mortgage and C&I loans is primarily dependent upon the ability of our borrowers to produce cash flow consistent with original projections analyzed during the credit underwriting process.  While our loans are generally secured by collateral with limitations on maximum loan to value, there is the risk that liquidation of the collateral will not fully satisfy the loan balance.

Non-owner occupied nonresidential and multifamily properties:
Loans secured by non-residential properties such as office buildings, and loans secured by multifamily housing are dependent upon the ability of the property to produce enough cash flow sufficient to service the debt.  These types of properties are generally susceptible to high unemployment or generally weak economic conditions which can result in high vacancy rates.

Non-commercial loans

Most of our non-commercial loans are centrally underwritten.  When assessing credit risk, we analyze certain factors relating to credit performance such as payment history, credit utilization, length of credit history.  Since most of our non-commercial loans are secured, we evaluate the likely market value of the collateral.  Common risks that are not specific to individual loan transactions include economic conditions within or markets, particularly unemployment and potential declines in real estate values.  Personal events such as disability or death and a change in marital status also add risk to non-commercial loans.

In addition to these common risks, additional risks are inherent in certain types of non-commercial loans.

Revolving Mortgages:

Revolving loans such as HELOCs may be secured by first and junior liens on residential real estate making such loans susceptible to deterioration in residential real estate values.  Additional risks include lien perfection deficiencies.  Further, open end lines of credit have the inherent risk that the borrower may draw on the lines in excess of their collateral value particularly in a deteriorating real estate market.

Consumer Loans:

Consumer loans include loans secured by personal property such as automobiles, mobile homes, and other title recreational vehicles such as boats, RV’s and motorcycles.  Consumer loans also may include unsecured loans.  The value of the underlying collateral within this group of loans is especially volatile due to the potential rapid depreciation in values.

Residential Construction and Permanent Mortgages:
Residential mortgages are typically secured by 1-4 family residential property and residential lots.  Declines in market value can result in residential mortgages in excess of the property securing the loan. Residential construction loans can experience delays in construction and cost overruns that can exceed the borrower’s financial ability to complete the home leading to unmarketable collateral.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial-Land	Commercial- Construction	Commercial-Non-Real Estate	Commercial-Real-Estate	Total	% Total

Prime	$-	$-	$2,828	$-	$2,828	1.7%
Excellent	-	-	92	44	136	0.1
Average	7,398	5,040	18,102	78,134	108,674	65.9
Satisfactory	4,335	68	1,649	28,980	35,032	21.2
Special Mention	783	376	2,038	3,182	6,379	3.9
Substandard	4,967	1,021	99	3,170	9,257	5.6
Doubtful	-	-	-	-	-	0.0
Loss	1,382	51	5	1,216	2,654	1.6
	$18,865	$6,556	$24,813	$114,726	$164,960	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category

(in thousands)	Residential-Real-Estate Construction	Residential-Prime	Total

Grade:
Pass	$4,457	$337,630	$342,087
Special Mention	-	229	229
Substandard	-	3,448	3,448
Loss	-	343	343
	$4,457	$341,650	$346,107

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

(in thousands)	Consumer-Mobile Homes	Consumer-Other Loans	Total

Performing	$38,454	$39,498	$77,952
Nonperforming	470	233	703
	$38,924	$39,731	$78,655

Age Analysis of Past Due Loans
As of March 31, 2011

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$361	$2,897	$3,258	$111,468	$114,726	$-
Commercial non-real estate loans	-	840	840	23,973	24,813	492
Commercial-construction loans	-	1,072	1,072	5,484	6,556	-
Commercial-land	-	6,348	6,348	12,517	18,865	245
Residential-construction loans	-	-	-	4,457	4,457	-
Residential-real estate loans	4,756	3,436	8,192	333,458	341,650	361
Consumer-Mobile home loans	960	471	1,431	37,493	38,924	-
Consumer-other	275	233	508	39,223	39,731	-
Totals:	$6,352	$15,297	$21,649	$568,073	$589,722	$1,098

The recorded investment in loans past due greater than 90 days and still accruing at September 30, 2010 was $805 thousand.

Impaired Loans
For the Quarter ended March 31, 2011

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$1,263	$1,263	$-	$1,295	$1
Commercial non-real estate	268	268	-	275	1
Commercial-construction loans	763	763	-	763	-
Commercial-land	306	306	-	306	10
Residential-real estate loans	205	205	-	205	-
Subtotal:	$2,805	$2,805	$-	$2,844	$12
With an allowance recorded:
Commercial real estate loans	$3,123	$3,123	$1,216	$3,108	$3
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	309	309	51	309	-
Commercial-land	6,042	6,042	1,382	6,042	-
Residential-real estate loans	548	548	290	548	-
Subtotal:	$10,022	$10,022	$2,939	$10,007	$3
Totals:
Commercial	$12,074	$12,074	$2,649	$12,098	$15
Residential	753	753	290	753	-
Grand Total:	$12,827	$12,827	$2,939	$12,851	$15

Modifications
As of March 31, 2011

(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructuring occurring during the six months ended March 31, 2011:
Commercial real estate loans	3	$3,152	$2,254
Residential real estate loans	3	358	358
	6	$3,510	$2,612

Loans on Nonaccrual Status
At March 31, 2011 and September 30, 2010

(in thousands)	March 31, 2011	September 30, 2010

Commercial real estate loans	$2,897	$1,640
Commercial non-real estate loans	348	154
Commercial-construction loans	1,072	1,066
Commercial-land	6,103	6,042
Residential-construction loans	-	-
Residential-real estate loans	3,075	4,594
Consumer-Mobile home loans	471	458
Consumer-other	233	184
Grand Total:	$14,199	$14,138

A significant amount of nonaccrual loans in 2010 and 2011 is related to a $6.2 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at March 31, 2011 amounted to $782.2 million, an increase of $20.6 million or 2.71% as compared to $761.6 million at September 30, 2010. The increase was primarily due to increases in interest-bearing deposits at other banks and available-for-sale securities.

Securities available-for-sale totaled $21.9 million and securities held to maturity totaled $58.1 million at March 31, 2011, which, combined, represented an increase of $5.4 million or 7.22% as compared to September 30, 2010. The increase was primarily due to purchases of interest bearing certificates of deposit at other banks and available for sale securities offset by normal principal repayments on the existing portfolio.

Loans receivable totaled $577.7 million at March 31, 2011, which represented a decrease of $8.9 million or 1.52% compared to September 30, 2010. The decrease was due primarily to an overall decrease in commercial loans offset slightly by increases in one-to-four family mortgage loans.

Premises and equipment decreased $0.5 million or 1.96% due to depreciation offset by equipment purchases.

Total deposits, after interest credited, at March 31, 2011 were $610.9 million, which represented an increase of $31.5 million or 5.44% as compared to September 30, 2010. The increase was due to increases in non-interest bearing checking, interest bearing checking, and savings accounts offset somewhat by decreases in money market and time deposit accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 20 months.

Advances from the FHLB decreased $16.4 million or 16.43% as compared to the amount at September 30, 2010. The decrease was due to a maturity of a $10.0 million advance and a $3.0 million advance along with normal principal payments on existing advances.

Stockholders’ equity was $77.6 million at March 31, 2011 and $75.5 million at September 30, 2010. The increase was due primarily to net income less dividend payments of $1.5 million.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

Net Income. The Company had net income of $1.5 million or $0.72 per diluted share, and $3.3 million or $1.59 per diluted share, for the three and six months ended March 31, 2011 as compared to net income of $1.7 million or $0.80 per diluted share, and $3.4 million or $1.62 per diluted share, for the three and six month periods ended March 31, 2010, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $0.6 million or 6.15% and $1.1 million or 5.44% for the three and six months ended March 31, 2011, respectively, as compared to the same periods ended March 31, 2010.  The average yield on loans decreased to 6.17% and 6.23%, respectively, for the three and six months ended March 31, 2011, from 6.40% and 6.45%, respectively, for the same periods in 2010.  Loan yields have trended downward because of the low interest rate environment.

Total Interest Expense. Total interest expense decreased $0.6 million or 19.63% and $1.1 million or 18.35%, respectively, for the three and six month periods ended March 31, 2011 as compared to the same periods in the prior fiscal year.  The average cost of deposits decreased for the three and six months ended March 31, 2011 as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 1.08% and 1.12% for the three and six months ended March 31, 2011 compared to 1.42% and 1.47%, for the same periods in 2010.  Interest rates have steadily  decreased affecting the Bank’s pricing of deposits.  The decrease in Federal Home Loan Bank advances has also contributed to the decrease in total interest expense.

Net Interest Income. Net interest income decreased $61,000 or 0.82% and $34,000 or 0.23%, respectively, for the three and six month periods ended March 31, 2011, as compared to the same periods ended March 31, 2010. The decrease in net interest income was primarily due to a decrease in loan volume and a decrease in loan income and a decrease in rates on interest earning assets offset mostly by a decrease in the cost of interest bearing liabilities.

Provision for Loan Losses.  Management recorded a $2.2 million provision for the fiscal year to date as compared to a provision of $2.1 million for the first half of fiscal 2010, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at March 31, 2011 was 1.78% compared to 1.55% at September 30, 2010 and 1.37% at March 31, 2010.  The increase in the ratio of the allowance for loan losses to total loans has primarily been driven by the increase in non-performing loans and also by the current economic conditions affecting our markets.  While the oil spill in the Gulf and the resulting moratorium on drilling has not had a direct effect on any of our customers, the current economic stress and uncertainty due to these events is considered in our analysis of adequacy of the allowance for loan and lease losses.

The calculation that supports the adequacy of the ALLL includes management’s best estimates that are applied to known portfolio elements.  The bank employs a 9-point grading system to track as accurately as possible the inherent quality of the loan portfolio.  The application of a nine point system is used on all accounts in the commercial loan portfolio.  Values of “1” or “2” are considered to be substantially risk free.  Average and acceptable risk loans are assigned point values of “3” and “4”,  Loans with some document deficiencies or are of modest financial strength are assigned a rating of “5”.  Point values of 6, 7, 8, and 9 are assigned, respectively, to loans classified as special mention, substandard, doubtful, and loss.  Consumer loans are only assigned risk ratings of “6” or worse, based on payment history.  In addition, management considers other trends such as local economic conditions, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectibility of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days of past due loans.  Non-performing loans as a percent of total loans were 2.65% at March 31, 2011, compared to 2.47% at September 30, 2010 and 2.67% at March 31, 2010.  Non-performing loans includes a $6.2 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area the borrower of which filed for protection under Chapter 11 Bankruptcy, which represents 1.08% of the 2.65% of non-performing loans to total loans at March 31, 2011.

Non-Interest Income. Total non-interest income decreased $98,000 and decreased $94,000 for the three and six month periods ended March 31, 2011, respectively as compared to the same periods in 2010. The decrease in the current period is attributable to a decrease in service charge income, partially offset by lower impairment losses on securities and a gain on a sale of land.  The decrease in service charge income was due to a decrease in debit card volume and a change in the way the Bank assesses non-sufficient funds fees.

Non-Interest Expense.  Total non-interest expense decreased $62,000 and $121,000, respectively, during the three and six months ended March 31, 2011, as compared to the same periods in 2010.  The decrease was due primarily to a decrease in FDIC insurance expense, and occupancy expense along with a decrease in compensation and employee benefits.

Income Tax Expense. Income tax expense decreased by $10,000 for the three months and increased by $35,000 for the six month period ended March 31, 2011 as compared to the same periods in 2010.  The decrease in tax expense for the three months was due to lower pretax income as compared to the same period in 2010.  The increase in tax expense for the six months was due to using a higher income tax rate and lower relative percentage of tax exempt income.  The Company’s effective tax rate was 34.4% and 33.5% for the three and six months ended March 31, 2011 respectively as compared to 32.1% and 32.4% for the comparable 2010 periods.

LIQUIDITY AND CAPITAL RESOURCES

Under current Office of Thrift Supervision regulations, the Bank is required to maintain certain levels of capital. At March 31, 2011 the Bank was in compliance with its three regulatory capital requirements as follows:
(000’s)

	Amount	Percent

Tangible capital	$66,297	8.54%
Tangible capital requirement	11,638	1.50%
Excess over requirement	54,659	7.04%

Core capital	$66,297	8.54%
Core capital requirement	31,035	4.00%
Excess over requirement	$35,262	4.54%

Risk based capital	$72,841	13.94%
Risk based capital requirement	41,810	8.00%
Excess over requirement	$31,031	5.94%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at March 31, 2011.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of March 31, 2011, FHLB borrowed funds totaled $83.6 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $182 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011(1)	2010(1)	2011(1)	2010(1)

Return on average assets	0.80%	0.89%	0.88%	0.90%
Return on average equity	7.74%	9.14%	8.55%	9.25%
Average interest rate spread	4.04%	4.08%	4.05%	4.05%
Nonperforming assets to total assets	2.22%	2.27%	2.22%	2.27%
Nonperforming loans to total loans	2.65%	2.67%	2.65%	2.67%
Average net interest margin	4.25%	4.29%	4.27%	4.28%
Tangible book value per share	$35.47	$33.27	$35.47	$33.27

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At March 31, 2011 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including our holding company and bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. While many of the provisions in the Dodd-Frank Act are aimed at financial institutions significantly larger than us, and some will affect only institutions that engage in activities in which we do not engage, it will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2011.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The repurchase plan announced February 18, 2009, authorizing the repurchase of up to 63,000 shares, has no expiration date for the authorized share repurchases under this plan.  There were no shares repurchased under this plan during the quarter.

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

TECHE HOLDING COMPANY
Date: May 16, 2011	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)