Form 10-Q
period 2011-06-30
TECHE HOLDING CO
filed 2011-08-12
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 9 , 2011.
Class	2,070,015
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2011	September 30, 2010*
ASSETS	(unaudited)

Cash and due from banks	$15,645	$15,420
Interest-bearing deposits	37,557	25,235
Securities available-for-sale at fair value	25,956	14,996
Securities held-to-maturity—at amortized cost (estimated fair value of $76,772 and $61,711)	74,902	59,566
Loans receivable—net of allowance for loan losses of $8,123 and $9,256	575,253	586,635
Accrued interest receivable	2,380	2,480
Investment in Federal Home Loan Bank stock, at cost	3,891	5,402
Real estate owned, net	2,694	1,181
Prepaid expenses and other assets	7,080	6,898
Goodwill	3,647	3,647
Life insurance contracts	13,754	13,310
Premises and equipment, net	26,245	26,754

TOTAL ASSETS	$789,004	$761,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$625,323	$579,355
Advances from Federal Home Loan Bank	79,533	100,017
Advance payments by borrowers for taxes and insurance	1,904	2,463
Accrued interest payable	325	429
Accounts payable and other liabilities	3,337	3,747

TOTAL LIABILITIES	710,422	686,011

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,685,398 and 4,672,567 shares issued	47	47
Additional paid-in capital	53,181	52,685
Retained earnings	76,843	73,942
Unearned ESOP shares	(130)	(326)
Treasury stock, 2,610,383 and 2,591,081 shares - at cost	(51,535)	(50,862)
Accumulated other comprehensive loss on held-to-maturity securities	(446)	(428)
Accumulated other comprehensive income on available for sale securities	622	455

TOTAL STOCKHOLDERS’ EQUITY	78,582	75,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$789,004	$761,524
See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$9,083	$9,578	$27,550	$28,911
Interest and dividends on investments	532	663	1,503	2,077
Other interest income	143	58	444	186
TOTAL INTEREST INCOME	9,758	10,299	29,497	31,174

INTEREST EXPENSE:
Deposits	1,265	1,822	4,122	5,573
Advances from Federal Home Loan Bank	920	1,147	2,968	3,403
TOTAL INTEREST EXPENSE	2,185	2,969	7,090	8,976
NET INTEREST INCOME	7,573	7,330	22,407	22,198

PROVISION FOR LOAN LOSSES	1,000	900	3,150	2,996

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,573	6,430	19,257	19,202

NON INTEREST INCOME:
Total other-than temporary impairment losses	(87)	-	(87)	(374)
Portion of impairment losses recognized in other comprehensive loss	28	-	28	262
Net impairment losses recognized in earnings	(59)	-	(59)	(112)
Service charges and other	3,749	3,955	11,013	11,469
Gain on sale of premises and equipment	-	-	103	-
Gain on equity securities	6	-	15	67
Gain on sale of loans	4	7	22	7
Other income	189	198	627	654
TOTAL NON INTEREST INCOME	3,889	4,160	11,721	12,085

NON INTEREST EXPENSE:
Compensation and employee benefits	4,325	4,118	12,518	12,389
Occupancy expense	1,555	1,633	4,473	4,726
Marketing and professional	664	637	2,198	2,054
FDIC premiums and assessment	225	230	674	865
Other operating expenses	1,007	1,259	3,414	3,464
TOTAL NON INTEREST EXPENSE	7,776	7,877	23,277	23,498

INCOME BEFORE INCOME TAXES	2,686	2,713	7,701	7,789
INCOME TAXES	896	892	2,574	2,535
NET INCOME	$1,790	$1,821	$5,127	$5,254
BASIC EARNINGS PER COMMON SHARE	$0.86	$0.87	$2.48	$2.51
DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.87	$2.45	$2.49

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	For the Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,127	$5,254
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments and mortgage-backed securities, net	(308)	(178)
Impairment of debt securities	59	112
Provision for loan losses	3,150	2,996
Provision for real estate owned	2	20
Gain on sale of land	(103)	-
(Gain) Loss on sale of OREO	(62)	24
Gain on securities	(15)	(67)
Gain on sale of loans	(22)	(7)
Depreciation	1,077	1,184
Excess tax benefits from share-based payment arrangements	(29)	(36)
Stock-based compensation	408	300
Change in accounts payable and other liabilities	(410)	(451)
Change in life insurance contracts	(444)	(439)
Change in prepaid expenses and other assets	(182)	(3,620)
Change in accrued interest payable	(104)	(273)
Other– net	262	(139)
Net cash provided by operating activities	8,406	4,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(13,876)	(36)
Purchase of securities held to maturity	(19,729)	-
Proceeds from sale of equity securities	71	384
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	2,839	4,657
Principal repayments of securities held to maturity	4,663	9,657
Net loan originations	3,840	(4,336)
Purchase of loans	-	(1,273)
Proceeds from sale of loan participations	1,969	1,323
Purchase (redemption) of FHLB stock	1,511	(333)
Proceeds from sale of land	499	-
Proceeds from sale of OREO	990	1,358
Purchase of premises and equipment	(964)	(941)
Net cash (used) provided by investing activities	(18,187)	10,460

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of ESOP loan	196	195
Net increase (decrease) in deposits	45,968	(7,367)
Net (decrease) increase in FHLB advances	(20,484)	5,817
Net decrease in advance payments by borrowers for taxes and insurance	(559)	(378)
Proceeds from exercise of stock options	77	20
Dividends paid	(2,226)	(2,211)
Excess tax benefits from share-based payment arrangements	29	36
Purchase of common stock for treasury	(673)	(332)
Net cash provided (used) by financing activities	22,328	(4,220)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,547	10,920
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,655	23,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,202	$34,595

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	2,713	2,360
Loans originated to finance sale of real estate owned	268	1,397

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2011 and September 30, 2010 and for the three and nine months ended June 30, 2011 and 2010, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average numbre of common shares outstan ding - used in computation of basic income per common share	2,073	2,099	2,071	2,094
Effect of dilutive securities:
Common stock equivalents	23	4	23	18
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,096	2,103	2,094	2,112

For the three and nine months ended June 30, 2011 and 2010, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 149,000 and 192,000 for the three and nine months ended June 30, 2011 and 2010, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which includes unrealized gains and losses on securities.  Following is a summary of the Company’s comprehensive income for the three and nine months ended June 30, 2011 and 2010 (in thousands).

	For Three Months		For Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net income	$1,790	$1,821	$5,127	$5,254
Reclassification of realized gains, net of tax	(18)	-	(18)	(45)
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	(4)	-	(10)	(173)
Unrealized gains, net of tax	150	79	177	57
Total comprehensive income	$1,918	$1,900	$5,276	$5,093

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

ASC (860) Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, will require more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. This guidance also eliminates the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets and requires additional disclosures.

ASC (860) was adopted by the Company on October 1, 2010.  Earlier application was prohibited. The recognition and measurement provisions are being applied to transfers that occur on or after the effective date.  The adoption of this standard did not have a material impact on the consolidated financial statements.

ASU-Accounting Standards Update (2010-06) Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Jan 2010).   This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll forward information which is not required to be adopted by the Company until October 1, 2011.  The adoption requires additional disclosure.

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

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:  (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations; however, it increased the amount of disclosures in the notes to the consolidated financial statements.

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

ASU – Accounting Standards Update (2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after

December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC (310), “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

	Fair Value	Fair Value Hierarchy
	At June 30, 2011	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,930	$-	$1,930	$-
Federal Home Loan Mortgage Corp.	3,800	-	3,800	-
Federal National Mortgage Assoc.	17,295	-	17,295	-
Total mortgage-backed securities	23,025	-	23,025	-

CMOs:
Government National Mortgage Assoc.	2,246		2,246	-
Other equity securities	685	685	-	-
Total recurring	$25,956	$685	$25,271	$-
Assets valued on a non-recurring basis:
CMOs: Private label	$96	$-	$96	$-
Impaired loans	6,608	-	-	6,608
Other real estate owned	2,694	-	-	2,694
Total non-recurring	$9,398	$-	$96	$9,302

	Fair Value At September	Fair Value Hierarchy
	30, 2010	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,098	$-	$2,098	$-
Federal Home Loan Mortgage Corp.	5,109	-	5,109	-
Federal National Mortgage Assoc.	4,669	-	4,669	-
Total mortgage-backed securities	11,876	-	11,876	-

CMOs:
Government National Mortgage Assoc.	2,652	-	2,652	-
Marketable equity securities	468	468	-	-
Total recurring	$14,996	$468	$14,528	$-

Assets valued on a non-recurring basis:
CMOs: Private label	$110	$-	$110	$-
Impaired loans	6,484	-	6,484	-
Other real estate owned	760	-	760	-
Total non-recurring	$7,354	$-	$7,354	$-

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

Investment Securities – See discussion in the beginning of Note 7 on the valuation of the fair value of investment securities.  Investment securities’ fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at June 30, 2011.  The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2011 and September 30, 2010:

	June 30, 2011		September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$53,202	$53,202	$40,655	$40,655
Investment securities	100,858	102,728	74,562	76,707
FHLB stock	3,891	3,891	5,402	5,402
Accrued interest receivable	2,380	2,380	2,480	2,480
Life Insurance contracts	13,754	13,754	13,310	13,310
Loans receivable, net	575,253	589,422	586,635	621,556

Financial liabilities:
Deposits	625,323	629,461	579,355	588,399
Advance from Federal Home Loan Bank	79,533	84,983	100,017	111,619
Accrued interest payable	325	325	429	429

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,869	$61	$-	$1,930
Federal Home Loan Mortgage Corp.	3,701	99	-	3,800
Federal National Mortgage Assoc.	16,924	371	-	17,295
	22,494	531	-	23,025

CMOs:
Government National Mortgage Assoc.	2,090	156	-	2,246
Other equity securities	415	272	(2)	685
Total	$24,999	$959	$(2)	$25,956

	September 30, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$2,039	$59	$-	$2,098
Federal Home Loan Mortgage Corp.	4,974	135	-	5,109
Federal National Mortgage Assoc.	4,448	221	-	4,669
	11,461	415	-	11,876

CMOs:
Government National Mortgage Assoc.	2,474	178	-	2,652
Other equity securities	372	96	-	468
Total	$14,307	$689	$-	$14,996

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Time deposits other banks	$39,612	$-	$-	$39,612
Mortgage-backed securities:
Federal National Mortgage Assoc.	25,653	882	(123)	26,412
Federal Home Loan Mortgage Corp.	5,998	488	-	6,486
Private Label	1,519	352	(119)	1,752
CMOs:
Federal Home Loan Mortgage Corp.	145	-	(2)	143
Federal National Mortgage Assoc.	1,117	58	-	1,175
Private Label	858	336	(2)	1,192
Total	$74,902	$2,116	$(246)	$76,772

	September 30, 2010
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Federal Home Loan Bank	$5,000	$3	$--	$5,003
Time deposits other banks	24,219	--	--	24,219
Mortgage-backed securities:
Federal National Mortgage Assoc.	17,873	1,069	--	18,942
Federal Home Loan Mortgage Corp.	7,918	577	--	8,495
Private Label	1,841	291	(217)	1,915
CMOs:
Federal Home Loan Mortgage Corp.	197	2	--	199
Federal National Mortgage Assoc.	1,343	67	--	1,410
Private Label	1,175	361	(8)	1,528
Total	$59,566	$2,370	$(225)	$61,711

Details concerning available-for-sale securities with unrealized losses as of June 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale

Marketable equity securities	$4	$(2)	$-	$-	$4	$(2)
Total	$4	$(2)	$-	$-	$4	$(2)

Details concerning held-to-maturity securities with unrealized losses as of June 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Mortgage-backed securities:
Private Label	$102	$(2)	$596	$(117)	$698	$(119)
Federal National Mortgage Assoc.	12,885	(123)	-	-	12,885	(123)
CMOs:
Federal Home Loan Mortgage Corp.	144	(2)	-	-	144	(2)
Private Label	506	(2)	-	-	506	(2)
Total	$13,637	$(129)	$596	$(117)	$14,233	$(246)

There were no available-for-sale securities with unrealized losses as of September 30, 2010.

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2010 are as follows:

	Securities with losses under 12 months		Securities with losses over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity

Investment securities:
Private Label	$53	$(18)	$809	$(199)	$862	$(217)
CMOs:
Private Label	368	(6)	8	(2)	376	(8)
Total	$421	$(24)	$817	$(201)	$1,238	$(225)

The Bank had a total of 35 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $246,000 as of June 30, 2011.

Management of the Company has asserted that they have no intent to sell impaired securities and it is more likely than not that impaired securities will not be required to be sold. These unrealized losses generally result from changes in market interest rates and as a result of the disruption in the existing mortgage securities market due to illiquidity in certain sectors of that market.  The unrealized losses associated with investment securities issued by government sponsored enterprises (GSE) are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are guaranteed by these agencies.  GSEs have access to additional capital and liquidity resources from the U.S. Treasury, which indicates that they will be able to honor their guarantees, related to the contractual cash flows of the MBS that they have issued.  In the case of securities issued by the Government National Mortgage Association, the securities are fully guaranteed by the U.S. Government.

The private label mortgage backed securities and CMOs are not backed by the full faith and credit of the U.S. Government.  For each private label security, duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  There were $59,000 of realized credit losses in the private label securities portfolio for the nine months ended June 30, 2011.  In the performance of cash flow analysis on private label securities, management determined impaired securities had non-credit losses that were recognized in other comprehensive income in the amount of $28,000 for the nine months ended June 30, 2011.  All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2011, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	24,584	25,271
Equity securities	415	685
Total	$24,999	$25,956

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2011, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$14,309	$14,309
Due after one year but within five years	25,303	25,303
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	39,612	39,612

Mortgage-backed securities	35,290	37,160
Total	$74,902	$76,772

There were no impairment losses in the equity securities portfolio for the three and nine months ended June 30, 2011.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the nine months ended June 30, 2011 (in thousands).

Beginning balance of credit losses	$1,442
Other-than-temporary impairment credit losses	59
Reduction for realized losses	(164)
Ending balance of cumulative credit losses recognized in earnings	$1,337

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections.  The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

NOTE 8-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	Jun '11	% Total	Sept '10	% Total
(In thousands)
Commercial real estate loans	$109,497	18.7%	$118,858	19.9%
Commercial non-real estate loans	25,433	4.4%	30,929	5.2%
Commercial-construction loans	6,056	1.0%	5,526	0.9%
Commercial-land	16,266	2.8%	19,004	3.2%
Residential-construction loans	3,990	0.7%	4,320	0.7%
Residential-real estate loans	344,739	58.9%	337,885	56.6%
Consumer-Mobile home loans	38,585	6.6%	40,094	6.7%
Consumer-other	40,358	6.9%	40,807	6.8%
Total Loans	584,924	100.0%	597,423	100.0%
Less:
Allowance for loan losses	$8,123		$9,256
Deferred loan fees	1,548		1,532
Total Net Loans	$575,253		$586,635

Commercial real estate loans declined $9.4 million mainly due to paydowns and chargeoffs of commercial real estate loans in the amount of $1.2 million.  Commercial non-real estate loans declined $5.5 million mainly due to loan payoffs from one customer relationship totaling $4.1 million.  Residential real estate loans increased $6.8 million mainly due to originations of 15 year term conforming one-to-four family mortgage loans.  At June 30, 2011 approximately $271 million of loans receivable were pledged as collateral securing advances from the FHLB.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Beginning ALLL	$10,452	$8,253	$9,256	$6,806
Provision for Loan Losses	1,000	900	3,150	2,996
Net Charge-offs	(3,329)	(323)	(4,283)	(972)
Ending ALLL	$8,123	$8,830	$8,123	$8,830

The amount of nonaccrual loans at June 30, 2011 and September 30, 2010 was approximately $10.8 million and $14.1 million, respectively.  The Company had total impaired loans of approximately $9.4 million and $10.5 million at June 30, 2011 and September 30, 2010, respectively.  Specific reserves allocated to impaired loans totaled approximately $22,700 and $2.1 million as of June 30, 2011 and September 30, 2010, respectively.  The difference in specific reserves from September 30, 2010 to June

30, 2011 is due to the reserves being charged directly against the respective loans as of June 30, 2011.  Impaired loans totaling approximately $9.1 million and $2.0 million had no specific reserves allocated as of June 30, 2011 and September 30, 2010, respectively.  Two commercial loans totaling $1.4 million were classified as troubled debt restructurings due to a modification of terms allowing the customer to make interest only payments for an amount of time.  One large commercial loan totaling $873,000 was classified as a troubled debt restructuring due to an extension of maturity date and amount borrowed.  One customer relationship with three residential real estate loans totaling $356,000 was modified by an extension of term, and reduction in interest rate to obtain a lower payment for the customer.  One large commercial credit relationship consisting of 13 loans involving a residential land development and five show homes in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, was classified as a troubled debt restructuring due to modifications in accordance with a plan of Bankruptcy/reorganization.

The effect on net interest income of troubled debt restructurings is insignificant for the nine months ended June 30, 2011.

Allowance for Loan Losses and Recorded Investment in Loans for the nine months ended June 30, 2011

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The methodology is based on the Bank’s historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs.  The provision for possible loan losses reflects loan quality trends, potential problem loans, and criticized loans and net charge-offs, among other factors.  The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The table below provides an allocation of the quarter-end allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Beginning Balance	$2,402	$68	$1,076	$61	$4,173	$327	$$640	$509	$9,256
Charge-offs	1,461	51	1,367	-	1,041	138	201	72	4,331
Recoveries	-	-	-	-	33	1	8	6	48
Provision	1,158	70	519	15	1,024	62	160	142	3,150
Ending balance	$2,099	$87	$228	$76	$4,189	$252	$607	$585	$8,123

Ending balance allocation:
Individually evaluated for impairment	-	-	$15	-	$33	-	-	-	$48

Collectively evaluated for impairment	$2,099	$87	$213	$76	$4,156	$252	$607	$585	$8,075

Loans: Ending Balance Collectively evaluated for impairment	$106,901	$5,004	$10,921	$3,990	$344,534	25,188	38,585	40,358	575,481

Ending Balance individually evaluated for impairment	2,596	1,052	5,345	-	205	245	-	-	9,443

Credit Quality Indicators
As of June 30, 2011

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

Prime – Credits secured by cash (accounts held in the Bank), stocks, bonds (companies with debt ratings of “A” or better), U.S. Government securities with advance rates within bank policy and cash value of insurance policies (with sound AM Best rating).

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

Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

Commercial Loans

Our underwriting philosophy is centered primarily around the borrower’s ability to generate adequate cash flow to service the debt in accordance with the terms and conditions of the loan agreement.  Understanding the borrower’s businesses along with their level of experience and the background of the principals is also a part of our lending philosophy.  Generally, our loans are secured by collateral and we assess the market value of the collateral and the strength it brings to the loan.  We generally require personal guarantees of the borrower’s principals and assess the financial strength and liquidity of each guarantor as part of our process.

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

Non-commercial loans

Most of our non-commercial loans are centrally underwritten.  When assessing credit risk, we analyze certain factors relating to credit performance such as payment history, credit utilization, length of credit history.  Since most of our non-commercial loans are secured, we evaluate the likely market value of the collateral.  Common risks that are not specific to individual loan transactions include economic conditions within or markets, particularly unemployment rates and potential declines in real estate values.  Personal events such as disability, death or a change in marital status also add risk to non-commercial loans.

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

Residential Construction and Permanent Mortgages:
Residential mortgages are typically secured by 1-4 family residential property and residential lots.  Declines in market value can result in residential mortgages with balances in excess of the value of the property securing the loan. Residential construction loans can experience delays in construction and cost overruns that can exceed the borrower’s financial ability to complete the home leading to unmarketable collateral.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

(In thousands)	Commercial- Land	Commercial- Construction	Commercial-Non-Real Estate	Commercial-Real-Estate	Total	% Total

Prime	$-	$-	$3,201	$-	$3,201	2.0%
Excellent	-	-	38	32	70	0.0
Average	7,726	4,084	19,859	79,117	110,786	70.5
Satisfactory	3,026	568	1,722	24,440	29,756	18.9
Special Mention	170	383	530	3,312	4,395	2.8
Substandard	5,329	1,021	83	2,596	9,029	5.8
Doubtful	-	-	-	-	-	0.0
Loss	15	-	-	-	15	0.0
Total	$16,266	$6,056	$25,433	$109,497	$157,252	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category

(In thousands)	Residential-Real-Estate Construction	Residential-Prime	Total

Grade:
Pass	$3,990	$340,836	$344,826
Special Mention	-	184	184
Substandard	-	3,687	3,687
Loss	-	32	32
Total	$3,990	$344,739	$348,729

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

(In thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$38,147	$40,188	$78,335
Nonperforming	438	170	608
Total	$38,585	$40,358	$78,943

Age Analysis of Past Due Loans
As of June 30, 2011

(In thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$88	$1,241	$1,329	$108,168	$109,497	$-
Commercial non-real estate loans	-	-	-	25,433	25,433	-
Commercial-construction loans	68	1,052	1,120	4,936	6,056	-
Commercial-land	-	5,329	5,329	10,937	16,266	242
Residential-construction loans	-	-	-	3,990	3,990	-
Residential-real estate loans	4,658	3,439	8,097	336,642	344,739	558
Consumer-Mobile home loans	894	372	1,266	37,319	38,585	-
Consumer-other	675	182	857	39,501	40,358	-
Total	$6,383	$11,615	$17,998	$566,926	$584,924	$800

The recorded investment in loans past due greater than 90 days and still accruing at September 30, 2010 was $805 thousand.

Impaired Loans
For the Quarter ended June 30, 2011
				This Quarter		Year to Date
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$2,596	$3,494	$-	$3,617	$21	$3,907	$69
Commercial non- real estate	245	245	-	252	3	275	15
Commercial-construction loans	1,052	1,103	-	1,076	2	770	-
Commercial-land	5,255	6,621	-	6,044	0	6,488	-
Residential-real estate loans	102	102	-	399	0	496	-
Subtotal:	9,250	11,565	-	11,388	26	11,936	84
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-	-	-
Commercial-land	90	90	15	90	-	90	-
Residential-real estate loans	103	103	7	103	-	102	-
Subtotal:	193	193	22	193	-	192	-
Totals:
Commercial	9,238	11,553	15	11,079	26	11,530	84
Residential	205	205	7	502	-	598	-
Total	$9,443	$11,758	$22	$11,581	$26	$12,128	$84

Modifications
As of June 30, 2011

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructuring occurring during the nine months ended June 30, 2011:
Commercial real estate loans	3	$3,126	$2,228
Commercial construction loans	10	787	787
Commercial land	3	5,811	4,839
Residential real estate loans	3	356	356
Total	19	$10,080	$8,210

Loans on Nonaccrual Status
At June 30, 2011 and September 30, 2010

(In thousands)	June 30, 2011	September 30, 2010

Commercial real estate loans	$1,241	$1,640
Commercial non-real estate loans	-	154
Commercial-construction loans	1,052	1,066
Commercial-land	5,087	6,042
Residential-construction loans	-	-
Residential-real estate loans	2,882	4,594
Consumer-Mobile home loans	371	458
Consumer-other	182	184
Total	$10,815	$14,138

A significant portion of total nonaccrual loans in 2010 and 2011 is related to a $5.6 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

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

RECENT DEVELOPMENTS

On June 21, 2011, the Bank completed the conversion of its existing federal savings bank charter  to that of a Louisiana commercial bank charter (the “Charter Conversion”).  Upon completion of the Charter Conversion, the Bank became a Louisiana state-chartered commercial bank regulated by the Commissioner of the Office of Financial Institutions of the State of Louisiana (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”) the Company became a bank holding company regulated by the Federal Reserve Board

The Federal Reserve Board has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising bank holding companies and in processing applications to it under the Bank Holding Company Act.  The Federal Reserve’s capital adequacy guidelines are similar to those previously imposed on the Bank by the Office of Thrift Supervision (“OTS”).  In addition, under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank.  Consistent with its source of strength policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at June 30, 2011 amounted to $789.0 million, an increase of $27.5 million or 3.61% as compared to $761.5 million at September 30, 2010. The increase was primarily due to increases in interest-bearing deposits at other banks, available-for-sale and held-to-maturity securities, offset somewhat by decreases in total loans receivable.

Securities available-for-sale totaled $26.0 million and securities held to maturity totaled $74.9 million at June 30, 2011, which, combined, represented an increase of $26.3 million or 35.27% as compared to September 30, 2010. The increase was primarily due to purchases of interest bearing certificates of deposit at other banks, available-for-sale and held-to-maturity securities offset by normal principal repayments on the existing portfolio.

Loans receivable, net of allowance for loan losses, totaled $575.3 million at June 30, 2011, which represented a decrease of $11.4 million or 1.94% compared to September 30, 2010. The decrease was due primarily to an overall decrease in commercial loans offset slightly by increases in one-to-four family mortgage loans.

FHLB stock decreased $1.5 million due to stock redemption related to a reduction in FHLB advances.

Total deposits, after interest credited, at June 30, 2011 were $625.3 million, which represented an increase of $46.0 million or 7.93% as compared to September 30, 2010. The increase was due to increases in non-interest bearing checking, interest bearing checking, and savings accounts offset somewhat by decreases in money market and time deposit accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 19.2 months.

Advances from the FHLB decreased $20.5 million or 20.48% as compared to the amount at September 30, 2010. The decrease was due to a maturity of a $10 million advance and two $3 million advances along with normal principal payments on existing advances.

Stockholders’ equity was $78.6 million at June 30, 2011 and $75.5 million at September 30, 2010. The increase was due primarily to net income less dividend payments of $2.9 million.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Net Income. The Company had net income of $1.8 million or $0.85 per diluted share, and $5.1 million or $2.45 per diluted share, for the three and nine months ended June 30, 2011 as compared to net income of $1.8 million or $0.87 per diluted share, and $5.3 million or $2.49 per diluted share, for the three and nine month periods ended June 30, 2010, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $0.5 million or 5.25% and $1.7 million or 5.38% for the three and nine months ended June 30, 2011, respectively, as compared to the same periods ended June 30, 2010.  The average yield on loans decreased to 6.20% and 6.22%, respectively, for the three and nine months ended June 30, 2011, from 6.39% and 6.43%, respectively, for the same periods in 2010.  Loan yields have trended downward because of the low interest rate environment.

Total Interest Expense. Total interest expense decreased $0.8 million or 26.41% and $1.8 million or 21.01%, respectively, for the three and nine month periods ended June 30, 2011 as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.96% and 1.06% for the three and nine months ended June 30, 2011 compared to 1.41% and 1.45%, for the same periods in 2010.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.  The decrease in Federal Home Loan Bank advances has also contributed to the decrease in total interest expense.

Net Interest Income. Net interest income increased $0.2 million or 3.32% and increased $0.2 million or 0.94%, respectively, for the three and nine month periods ended June 30, 2011, as compared to the same periods ended June 30, 2010. The increase for the three month period ended June 30, 2011 in net interest income was primarily due to a decrease in rates on interest bearing liabilities.  The increase for the nine month period ended June 30, 2011 in net interest income was primarily due to a decrease in the cost of interest bearing liabilities offset somewhat by a decrease in loan volume causing a decrease in loan income and a decrease in rates on earning assets.

Provision for Loan Losses.  Management recorded a $3.2 million provision for the fiscal year to date as compared to a provision of $3.0 million for the first nine months of fiscal 2010, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at June 30, 2011 was 1.39% compared to 1.55% at September 30, 2010 and 1.48% at June 30, 2010.  The decrease in the overall ratio of the allowance for loan losses to total loans for the quarter was due to previous specific reserves on impaired loans being charged off.  General reserves on our non-impaired loans has continued to increase due to the current economic conditions affecting our markets.  While the oil spill in the Gulf and the resulting moratorium on drilling has not had a direct effect on any of our customers, the current economic stress and uncertainty due to these events is considered in our analysis of adequacy of the allowance for loan and lease losses.

The calculation that supports the adequacy of the Allowance for Loan Losses (ALLL) includes management’s best estimates that are applied to known portfolio elements.  The Bank employs a 9-point grading system to track as accurately as possible the inherent quality of the loan portfolio.  The application of a nine point system is used on all accounts in the commercial loan portfolio.  Values of “1” or “2” are considered to be substantially risk free.  Average and acceptable risk loans are assigned point values of “3” and “4”,  Loans with some document deficiencies or are of modest financial strength are assigned a rating of “5”.  Point values of 6, 7, 8, and 9 are assigned, respectively, to loans classified as special mention, substandard, doubtful, and loss.  Consumer loans are only assigned risk ratings of “6” or worse, based on payment history.  In addition, management considers other trends such as local economic conditions, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans are past due.  Non-performing loans as a percent of total loans plus real estate owned were 2.02% at June 30, 2011, compared to 2.47% at September 30, 2010 and 2.53% at June 30, 2010.  Non-performing loans includes a $5.6 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area the borrower of which filed for protection under Chapter 11 Bankruptcy, which represents 48.5% of non-performing loans to total loans plus real estate owned at June 30, 2011.

Non-Interest Income. Total non-interest income decreased $0.2 million and decreased $0.3 million for the three and nine month periods ended June 30, 2011, respectively as compared to the same periods in 2010. The decrease in both the three and nine months ended June 30, 2011 is attributable to a decrease in service charge income, partially offset by lower impairment losses on securities and a gain on a sale of land.  The decrease in service charge income was due to a decrease in debit card transaction volume and a change in the way the Bank assesses non-sufficient funds fees.  During the nine months ended June 30, 2011, this decrease was partially offset by lower impairment losses on securities and a gain on sale of land.

Non-Interest Expense.  Total non-interest expense decreased $0.1 million and $0.2 million, respectively, during the three and nine months ended June 30, 2011, as compared to the same periods in 2010.  The decrease was due primarily to a decrease in FDIC insurance expense and occupancy expense for the nine month period.  The decrease for the three month period was due to decreases in occupancy expense and fraud losses related to checking accounts offset somewhat by some increases in compensation and marketing expenses.

Income Tax Expense. Income tax expense increased by $4,000 and $39,000, respectively, during the three and nine months ended June 30, 2011 as compared to the same periods in 2010.  The increase in tax expense for the three and nine months was due to using a higher effective income tax rate and lower relative percentage of tax exempt income.  The Company’s effective tax rate was 33.36% and 33.42% for the three and nine months ended June 30, 2011 respectively as compared to 32.88% and 32.55% for the comparable 2010 periods.

LIQUIDITY AND CAPITAL RESOURCES

Risk-based capital regulations adopted by the Board of Governors of the FRB and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets.  The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on –and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts.  All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income).  These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At June 30, 2011 the Bank was in compliance with its regulatory capital requirements as follows:

		Required to
	Required	be Well
	Minimum Ratio	Capitalized	Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	13.13%	14.39%
Total risk-based capital	8.00%	10.00%	14.40%	15.66%
Leverage Ratio	4.00%	5.00%	8.68%	9.53%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at June 30, 2011.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of June 30, 2011, FHLB borrowed funds totaled $79.5 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $190 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	June 30		June 30,
	2011(1)	2010(1)	2011(1)	2010(1)

Return on average assets	0.92%	0.95%	0.89%	0.92%
Return on average equity	8.96%	9.60%	8.69%	9.37%
Interest rate spread	4.03%	3.94%	4.04%	4.02%
Average net interest margin	4.24%	4.18%	4.26%	4.24%
Nonperforming assets to total assets	1.82%	2.15%	1.82%	2.15%
Nonperforming loans to total loans	2.02%	2.53%	2.02%	2.53%
Tangible book value per share	$36.11	$33.70	$36.11	$33.70

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At June 30, 2011 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2011.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.     RISK FACTORS

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) urchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1–30, 2011	-	$-	-	49,944
May 1-31, 2011	7,900	36.31	7,900	42,044
June 1-30, 2011	4,500	35.45	4,500	37,544
Total	12,400	$36.00	12,400	37,544

The repurchase plan announced August 24, 2010, authorizing the repurchase of up to 63,000 shares, has no expiration date for the authorized share repurchases under this plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   [RESERVED]

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHE HOLDING COMPANY
Date: August 12, 2011	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)