Form 10-K
period 2011-09-30
TECHE HOLDING CO
filed 2011-12-22
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2011
- or -
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission Number:  1-13712

TECHE HOLDING COMPANY
(Exact name of Registrant as specified in its Charter)

Louisiana	72-1287456
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana	70560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (337) 560-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NYSE Amex on March 31, 2011, was $47 million.

As of December 9, 2011 there were  2,058,004 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2011 Annual Report to Stockholders (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III)

TECHE HOLDING COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), inflation, interest rates, market and monetary fluctuations; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

The Company is a Louisiana corporation organized in December 1994 at the direction of Teche Federal Bank (the “Bank” or “Teche Federal”) to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the “Conversion”). References to the Company herein, unless the context requires otherwise, refer to the Company and the Bank on a consolidated basis.

On June 21, 2011, the Bank completed the conversion of its existing federal savings bank charter to that of a Louisiana commercial bank charter (the “Charter Conversion”).  Upon completion of the Charter Conversion, the Bank became a Louisiana state-chartered commercial bank regulated by the Commissioner of the Office of Financial Institutions of the State of Louisiana (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”) and the Company became a bank holding company regulated by the Federal Reserve Board.

The Bank offers a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge, St. Landry and Ascension Parishes, Louisiana (the “primary market area”).  Teche Federal operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has nineteen other offices.  As of September 30, 2011, the Bank had 244 full-time and 66 part-time employees.

Market Area/Competition

Teche Federal’s home office is located in New Iberia, Iberia Parish, Louisiana. The Bank also has branch offices in the Parishes of Iberia, St. Mary, St. Martin, Lafayette, Terrebonne, Lafourche, St. Landry, and East Baton Rouge, Louisiana.

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

Lending Activities

The Bank’s lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank’s primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, Smart mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and non-real estate loan portfolios, consumer loans and Smart mortgage loans for retention in the Company’s loan portfolio. Smart mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank’s standard loan underwriting criteria. For more information regarding loans see Note 4 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.  At September 30, 2011, SmartGrowth Loans totaled $459.5 million or 75.4% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans	$114,351	18.7%	$118,858	19.9%	$119,602	20.0%	$104,555	17.7%	$100,535	17.7%
Commercial non-real estate loans	27,403	4.5	30,929	5.2	30,434	5.1	29,710	5.0	15,378	2.7
Commercial-construction loans	6,650	1.1	5,526	0.9	6,814	1.1	8,196	1.4	10,176	1.8
Commercial-land	15,751	2.6	19,004	3.2	20,531	3.4	17,351	2.9	10,258	1.8
Residential-construction loans	5,749	0.9	4,320	0.7	4,800	0.8	7,267	1.2	10,852	2.0
Residential-real estate loans	361,805	59.3	337,885	56.6	335,199	56.2	350,538	59.3	358,430	63.1
Consumer-Mobile home loans	38,285	6.3	40,094	6.7	40,328	6.8	36,675	6.2	30,203	5.3
Consumer-other	40,227	6.6	40,807	6.8	39,163	6.6	36,808	6.3	32,064	5.6
Total Loans	610,221	100.00%	597,423	100.00%	596,871	100.00%	591,100	100.00%	567,896	100.00%
Less:
Allowance for loan losses	8,331		9,256		6,806		5,545		5,083
Deferred loan fees	1,619		1,532		1,538		1,416		1,190
Total Net loans	$600,271		$586,635		$588,527		$584,139		$561,623

Loan Maturity Tables. The following table sets forth the maturity of the Bank’s construction loans, commercial real estate loans and commercial non-real estate loans at September 30, 2011.  The table does not include prepayments or scheduled principal repayments.  Adjustable-rate loans are shown as maturing based on contractual maturities.

	Residential	Commercial	Commercial
	Construction	Real Estate	Non Real
	Loans	Loans	Estate Loans
	(In Thousands)
Amounts due:
1 year or less	$1,417	$18,686	$13,169
After 1 year:
1 year to 5 years	139	73,915	13,311
More than 5 years	4,193	21,750	923
Total due after September 30, 2012	4,332	95,665	14,234

Total amount due	$5,749	$114,351	$27,403

The following table sets forth the dollar amount of the Bank’s construction loans and commercial real estate and non-real estate loans due more than one year after September 30, 2011 that have pre-determined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential Construction loans	$2,516	$1,816	$4,332
Commercial real estate loans	76,537	19,128	95,665
Commercial non-real estate loans	12,391	1,843	14,234
Total	$91,444	$22,787	$114,231

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

The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly.  Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank’s cost of funds.  The Bank originates and holds most of its fixed-rate mortgage loans as long term investments.  Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) guidelines and can therefore be sold in the secondary market should management deem it necessary to manage interest rate risk.  The Bank originated $65.0 million of fixed-rate mortgage loans during the year ended September 30, 2011 and sold an aggregate of $1.4 million of such loans in four transactions during the year ended September 30, 2011.

Smart one-to-four family mortgages represent those loans not meeting all of the Bank’s standard loan underwriting criteria.  Smart mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value ratios (“LTVs”), and loans with LTVs greater than 80% to conforming borrowers.  Because these loans may have higher credit risks, they also provide higher yields to the Bank. Underwriting criteria for these loans require sufficient mitigating factors, such as higher FICO scores and/or additional equity, to minimize the additional credit risk associated with these types of loans.  In addition, the Bank does not originate exotic loans, such as interest only ARMs.  The Company does allow a borrower to pay interest only on funds advanced for a construction loan during the construction phase, see “Construction Loans” below for further explanation.  At September 30, 2011, Smart mortgage loans comprised $93 million, or 15.2%, of the total loan portfolio.

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

The Bank generally originates multi-family and commercial real estate loans in amounts of up to 80%-85% of the appraised value of the property securing the loan depending upon the type of collateral. The Bank’s philosophy is to originate commercial real estate and multi-family loans only to borrowers known to the Bank and on properties in its market area. This portfolio generally consists of short term (generally five years or less) fixed rate balloon loans originated at prevailing market rates with amortizations up to 15-20 years.

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The Bank may occasionally participate larger commercial real estate loans to mitigate risk. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In accordance with the Bank’s classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2011 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $16.7 million, with no single loan larger than $5.6 million.

Commercial Non-real Estate Loans. At September 30, 2011, the Bank had $27.4 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank’s market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years.  The largest single relationship loan in this category is $1.5 million and is secured by a savings account. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

Commercial Land Loans. At September 30, 2011, the Bank had  $15.7 million in commercial land development loans.

Residential real estate loans.At September 30, 2011, the Bank had $20 million invested in residential lot loans to individuals.

Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2011, home equity mortgage loans totaled $48.3 million which makes up part of the category residential real-estate loans. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 15 years. A variety of home equity loan programs are offered including combined LTVs up to 100% of collateral, however, such loans are generally for shorter terms. Loans with LTVs 100% and greater total $5.7 million as of September 30, 2011.  Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined LTVs, the Bank reduces loan terms and increases loan yields.

Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank’s assets.

Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2011, the Bank had $3.7 million of loans secured by deposits.

At September 30, 2011, the Bank had $2.1 million in automobile loans and $38.3 million in mobile home loans.

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

Loans-to-One Borrower.  Banks cannot make loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and allowance for loan and lease losses (ALLL) on an unsecured basis and an additional amount equal to 10% of unimpaired capital and ALLL if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank’s maximum loan-to-one borrower limit was approximately $11.3 million as of September 30, 2011.

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

The Bank’s general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent or otherwise demonstrates other risks of collectibility. Interest on loans that are contractually 90 days or more past due is generally reserved through an allowance account. The Bank sometimes modifies this general policy after a review of the value of the collateral pledged against individual loans. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and interest is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.  A return to accrual status usually requires a satisfactory period of regular payments that is no less than six months.

The following table sets forth information regarding non-accrual loans, real estate owned (“REO”), and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated and restructured loans. There were $1.1 million in performing restructured loans at September 30, 2011, which are not included in the table below.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:

Commercial real estate loans	$1,275	$1,640	$695	$493	$435
Commercial non-real estate loans	-	154	98	104	131
Commercial-construction loans	1,021	1,066	760	198	-
Commercial-land	4,594	6,042	49	349	-
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	2,487	4,594	3,666	2,239	1,906
Consumer-Mobile home loans	379	458	232	355	20
Consumer-other	322	184	120	127	146
Total	$10,078	$14,138	$5,620	$3,865	$2,638

Accruing loans which are contractually past due 90 days or more:

Commercial real estate loans	$-	-	-	734	-
Commercial non-real estate loans	-	-	-	145	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	239	249	255	257	-
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	554	556	1,186	1,349	1,157
Consumer-Mobile home loans	-	-	34	-	-
Consumer-other	-	-	36	36	67
Total	793	805	1,511	2,521	1,224
Total non-performing loans	$10,871	$14,943	$7,131	$6,386	$3,862

Real estate owned	$1,405	$1,181	$1,953	$343	$1,218
Total non-performing assets	$12,276	$16,124	$9,084	$6,729	$5,080
Total non-performing loans to total loans outstanding before allowance	1.79%	2.51%	1.20%	1.08%	0.69%
Total non-performing loans to total assets	1.37%	1.96%	0.93%	0.83%	0.54%
Total non-performing assets to total assets	1.55%	2.12%	1.19%	0.87%	0.71%

The large balance in Commercial land loans was due primarily to a loan totaling $4.4 million which is attributable to a commercial credit relationship involving a residential land development in the Baton Rouge market area that the borrower of which filed for protection under chapter 11 bankruptcy.  Due to the bankruptcy, Management indicated that an extended period of time may be required to resolve this credit but feels that the allowance for loan loss is adequate to absorb losses, if any.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $436,000 for the year ended September 30, 2011.  Interest income of $16,000 on nonaccrual loans was included in net income for the year ended September 30, 2011.

Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as REO until it is sold. When property is acquired it is recorded at the fair value less estimated costs to sell at the date of foreclosure. At September 30, 2011, the Bank had REO with a net balance of $1.4 million, comprised of 13 properties, the largest of which is a single family residence with a book carrying value of $315,000 .

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

	At September 30,
	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
At end of year allocated to:
Commercial real estate loans	$2,278	18.7%	$2,179	19.9%	$1,869	20.0%	$1,198	17.7%	$1,016	17.7%
Commercial non-real estate loans	258	4.5	497	5.2	369	5.1	260	5.0	230	2.7
Commercial-construction loans	90	1.1	64	0.9	96	1.1	73	1.4	82	1.8
Commercial-land	184	2.6	1,137	3.2	205	3.4	151	2.9	82	1.8
Residential-construction loans	78	0.9	50	0.7	47	0.8	62	1.2	92	2.0
Residential-real estate loans	4,274	59.3	4,363	56.6	3,421	56.2	3,138	59.3	3,029	63.1
Consumer-Mobile home loans	593	6.3	477	6.7	397	6.8	322	6.2	256	5.3
Consumer-other	576	6.6	489	6.8	402	6.6	341	6.3	296	5.6
Total allowance	$8,331	100.00%	$9,256	100.00%	$6,806	100.00%	$5,545	100.00%	$5,083	100.00%

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Total loans outstanding, net	$600,271	$586,635	$588,527	$584,591	$561,988
Average loans outstanding	$590,354	$599,134	$606,751	$589,614	$547,740

Allowance balances (at beginning of year)	$9,256	$6,806	$5,545	$5,083	$4,890
Provision	3,900	3,896	3,026	825	605
Charge offs:
Commercial real estate loans	(1,565)	(610)	(1,206)	(104)	-
Commercial non-real estate loans	(138)	(83)	(168)	(17)	(20)
Commercial-construction loans	(51)	(3)	-	-	-
Commercial-land	(1,666)	(22)	-	(2)	(23)
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	(1,131)	(443)	(162)	(200)	(205)
Consumer-Mobile home loans	(234)	(151)	(167)	(22)	(91)
Consumer-other	(97)	(164)	(91)	(37)	(89)
Total charge-offs	(4,882)	(1,476)	(1,794)	(382)	(428)
Recoveries
Commercial real estate loans	-
Commercial non-real estate loans	1	1	-	-	-
Commercial-construction loans	-	1	-	-	-
Commercial-land	-	-	-	-	-
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	39	15	5	8	6
Consumer-Mobile home loans	10	5	7	3	5
Consumer-other	7	8	17	8	5
Total recoveries	57	30	29	19	16
Net (charge-offs)	(4,825)	(1,446)	(1,765)	(363)	(412)
Allowance balance (at end of year)	$8,331	$9,256	$6,806	$5,545	$5,083

Allowance for loan losses to total loans outstanding before allowance	1.37%	1.55%	1.14%	0.94%	0.89%
Net loans charged off as a percent of average loans outstanding before allowance	0.82%	0.24%	0.29%	0.06%	0.08%

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

The Company is authorized to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and government-sponsored corporations, including securities issued by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”), securities of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Company also has the authority to invest in commercial paper and corporate debt and/or equity securities, the assets of which conform to the investments that a State Chartered Bank are otherwise authorized to make directly.  At September 30, 2011, the Company’s securities portfolio did not contain securities of any non-GSE issuer having an aggregate book value in excess of 10% of the Company’s equity.

The Company’s investments in mortgage-backed securities and CMOs include securities issued by government agencies, private issuers and financial institutions. The CMOs held by the Company at September 30, 2011 consisted of floating rate and fixed rate tranches.  Generally, private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2011, the Bank had CMOs with an aggregate estimated market value of $4.1 million.

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

If the fair value of a security is below its amortized cost basis at the quarter end, the security is evaluated for other-than-temporary impairment (“OTTI”). For debt securities, we consider our intention to sell the security.  If we do not intend on selling the security, then we evaluate whether it is more likely than not we will be required to sell the security before recovery of the security’s amortized cost.  If we fail either of those tests, then we record OTTI for the affected security equal to the difference between the fair value and amortized cost.

If it is not more likely than not we will be required to sell the debt security, then we go to the next step to determine if OTTI exists. In determining if OTTI exists, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) Adverse conditions related to the security, industry or geographic area, (3) the financial condition and near-term prospects of the issuer, (4) failure of the issuer to make scheduled interest or principal payments and the outlook for receiving the contractual cash flows of the investments, (5) changes in the rating of the security (for our purposes, a drop below AA is considered an adverse change) and (6) historical and subsequent volatility of fair value of the security.  If these conditions provide an indication of a reduction in expected cash flows, then cash flows are evaluated to determine the amount of credit related impairment.  If a debt security is an investment in a beneficial interest security and it is rated below AA, cash flows are evaluated for a decrease in expected cash flows and related credit impairment.  If OTTI has been identified, the credit related impairment, to the extent it does not reduce the security below fair value, is charged to earnings and the non-credit-related impairment is adjusted through other comprehensive income for both held to maturity and available for sale securities.

For marketable equity securities, the Company evaluates its ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Evidence considered to determine anticipated recovery are analysts’ reports on the near-term prospects of the issuer and the financial condition of the issuer or the industry, in addition to the length and extent of market value decline.  If OTTI is identified, the security is adjusted to fair value through a charge to earnings.

During the year ended September 30, 2011, the Company recognized non-credit impairment charges in other comprehensive loss related to certain held-to-maturity securities.  The cumulative amount of these charges created a separate accumulated other comprehensive loss for held to maturity securities.  This accumulated other comprehensive loss will be accreted to other comprehensive income over the remaining life of the security in a prospective manner on the basis of the amount and timing of future estimated cash flows.  See Note 3 in the Consolidated Financial Statements for further discussion of other-than-temporary impairments on investment securities and Note 12 for more information on impairment losses recognized in Other Comprehensive Income (Loss).

The following table sets forth the carrying value of the Company’s investment portfolio, short-term investments and FHLB stock at the dates indicated.

	At September 30,
	2011	2010	2009
	(In Thousands)
Investment securities issued by U.S. Government agencies and corporations	$-	$5,000	$16,476
FHLB Stock	5,318	5,402	5,063
Time Deposits Other Banks	47,975	24,219	17,049
Mortgage-backed securities
Government sponsored entities	52,176	37,667	52,319
Private label	1,377	1,841	2,572
CMOs
Government sponsored entities	3,379	4,192	5,501
Private label	320	1,175	1,675
Equity securities	519	468	728
Total investment and mortgage-backed securities	111,064	79,964	101,383
Interest-bearing deposits	15,614	25,235	9,717
Total investments	$126,678	$105,199	$111,100

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values and weighted average yields of the Bank’s securities portfolios by scheduled maturity date at September 30, 2011.  The table shows contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.  Securities with no maturity date (FHLB stock and equity securities) are shown under the total investments column only.  The total investments carrying value differs from the total amortized cost because available for sale securities are carried at their fair value instead of their amortized cost while the carrying value of held to maturity securities is equal to their amortized cost.

	As of September 30, 2011
	One Year or Less		One to Five Years		Five to Ten Years			More than Ten Years		Total Investment
	Carrying	Average	Carrying	Average	Carrying	Average		Carrying	Average	Carrying	Average	Amortized
	Value	Yield	Value	Yield	Value	Yield		Value	Yield	Value	Yield	Cost
	(Dollars in Thousands)
Investment securities held-to maturity - time deposits other banks	$19,933	1.09%	$28,042	1.19%	$-	0.00%	$	-----	0.00%	$47,975	1.15%	47,975
Mortgage-backed securities available for sale government sponsored entities(1)	-	0.00%	1,485	4.0%	2,296	4.22%		18,665	3.28%	22,446	3.34%	21,482
Mortgage-backed securities held to maturity-government sponsored entities	-	0.00%	931	4.0%	9,640	5.08%		19,159	3.43%	29,730	4.17%	29,730
Mortgage-backed securities held to maturity- private label	-	0.00%	-	0.00%	-	0.00%		1,377	5.35%	1,377	5.35%	1,377

CMOs(1):
Available for sale government sponsored entities	-	0.00%	-	0.00%	-	0.00%		2,183	4.49%	2,183	4.49%	1,987
Held-to maturity- private label	-	0.00%	-	0.00%	-	0.00%		320	6.02%	320	6.02%	320
Held-to-maturity-government sponsored entities	-	0.00%	-	0.00%	-	0.00%		1,196	4.61%	1,196	4.61%	1,196
FHLB stock(2)	-	0.00%	-	0.00%	-	0.00%		-	0.00%	5,318	0.38%	5,318
Equity securities(2)	-	0.00%	-	0.00%	-	0.00%		-	0.00%	519	1.25%	386

Total	$19,933	1.09%	$30,458	1.42%	$11,936	4.91%		$42,892	3.49%	$111,064	2.48%	$109,771

(1)	Does not assume prepayments.
(2)	Equity investments have no stated maturity

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $436.5 million at September 30, 2011.

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

Non-interest bearing demand accounts constituted $80.5 million or 13.4% of the Bank’s deposit portfolio at September 30, 2011.  Money market accounts and NOW accounts constituted $165.3 million, or 27.6% of the Bank’s deposit portfolio at September 30, 2011. Regular savings accounts constituted $190.7 million, or 31.9% of the Bank’s deposit portfolio at September 30, 2011. Certificates of deposit constituted $162.1 million or 27.1% of the deposit portfolio, including $63.7 million of which had balances of $100,000 and over. As of September 30, 2011, the Bank had no brokered deposits.

Certificates of Deposit Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates of deposit with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2011.

	Certificates of Deposit	Weighted Interest Rate
Maturity Period:	(In Thousands)
3 months or less	$5,563	1.57%
Over 3 through 6 months	8,088	1.65
Over 6 through 12 months	18,463	2.72
Over 12 months	31,634	2.62
Totals	$63,748	2.44%

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank’s stock in the FHLB of Dallas and a portion of the Bank’s first mortgage loans and certain other assets.  Funds available under existing credit facilities from the FHLB and one other correspondent bank combined totaled $186.3 million.  The Bank has total FHLB borrowings of $108.2 million, or 13.6% of the Bank’s assets.  Approximately $27.1 million is due in the year ending September 30, 2012.

The following table sets forth certain information regarding the Bank’s short term advances at or for the years ended on the dates indicated:

	At or For the Year Ended September 30,
	2011	2010	2009
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$12,738	$23,794	$9,725
Maximum amount outstanding at any month-end during the year	30,839	30,288	10,618
Balance outstanding at end of year	27,093	21,579	10,618
Weighted average interest rate during the year	3.27%	4.05%	4.53%
Weighted average interest rate at end of year	0.92%	4.53%	4.32%

Subsidiary Activity

The only subsidiary of the Company is Teche Federal Bank.  As of September 30, 2011, the Bank had one inactive subsidiary: Family Investment Services, Inc. (“FISI”) which had total assets of approximately $182 thousand consisting primarily of cash.

Regulation

The Bank and the Company operate in a highly regulated industry.  This regulation establishes a comprehensive framework of activities in which a bank holding company and its subsidiary bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.  Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company.  The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company, the Bank and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank’s franchise, resulting in negative effects on the trading price of the Company’s common stock.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act has eliminated our long-time primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

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

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

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

Regulation of the Bank

General.  As a Louisiana state- chartered commercial bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by the Office of Financial Institutions of the State of Louisiana and the FDIC.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of state chartered commercial banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.    Both state and federal law regulate a state-chartered commercial bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

The Bank must file reports with the FDIC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The FDIC will regularly examine the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The FDIC has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

Federal Deposit Insurance.   The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of insured deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate could be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate could also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment could not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.  The Bank is required to maintain certain minimum levels of regulatory capital.  At September 30, 2011, the Bank was in compliance with these requirements.  For further information regarding the Bank’s compliance with these regulatory capital standards, see Note 18 to Consolidated Financial Statements.  In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

Dividend and Other Capital Distribution Limitations.  Federal regulations and the State of Louisiana impose various restrictions or requirements on the ability of the Bank to make capital distributions, including cash dividends.  We do not expect that these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.

Community Reinvestment Act.  Under the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank.  The FDIC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  The Bank received a satisfactory CRA rating in its most recent CRA examination.

Federal Home Loan Bank System.   The Bank is a member of the FHLB of Dallas, which is one of twelve regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding FHLB advances. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

The USA Patriot Act.  The Bank is subject to the FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act.  The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations of the FDIC impose the following requirements with respect to financial institutions:

•
Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period.

•	Establishment of appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•
Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Regulation of the Company

General.   The Company is a bank holding company registered with the FRB.  As a result, it is required to file reports with the FRB and is subject to regulation and examination by the FRB.  The Company must also obtain regulatory approval from the FRB before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the FRB has enforcement authority over the Company.  This permits the FRB to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

Activities Restrictions.  As a bank holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the FRB either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  The Company has not elected to become a financial holding company.

Mergers and Acquisitions.  The Company must obtain approval from the FRB before acquiring, directly or indirectly, more than 5% of the voting stock of another bank holding company or bank or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  In evaluating an application for the Company to acquire control of another institution, the FRB would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance fund, the convenience and the needs of the community and competitive factors.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the FRB.  Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a bank holding company.

Item 1A. Risk Factors

Not applicable as the Company is a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has twenty other offices. The majority of our offices are owned, however, two offices are leased under short-term operating leases as disclosed in Note 6 to the Consolidated Financial Statements. The Bank’s total investment in office property and equipment was $42.5 million with a net book value of $26.4 million at September 30, 2011.

Item 3. Legal Proceedings

At September 30, 2011, neither the Company nor its subsidiaries were involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. [RESERVED]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the heading “Market and Dividend Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2011 (the “Annual Report”) and is incorporated herein by reference.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

July 1–31, 2011	-	-	-	37,544
August 1-31, 2011	11,932	32.69	11,932	25,612
September 1-30, 2011	4,342	30.62	4,342	21,270
Total	16,274	$32.14	16,274	21,270

The repurchase plan announced August 24, 2010, authorizing the repurchase of up to 63,000 shares has no expiration date for the authorized repurchase under this plan.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the report thereon by Dixon Hughes Goodman LLP, and the supplementary financial information appear in the Annual Report and are incorporated herein by reference.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held in January 2012 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Authorized for Issuance Under Equity Compenstion Plans
Set forth below is information as of September 30, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	297,435	$35.75	3,525
Equity compensation plans not approved by stockholders:	12,696	25.70	-
Total	310,131	$34.28	3,525

A 2011 Stock Option Plan was adopted on May 25, 2011, pursuant to which the Board of Directors was authorized to grant up to 250,000 stock options or restricted stock (limited to 100,000 shares) to employees, officers and directors of the Company.  The 250,000 shares were  not available for issue until October 1, 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as a part of this report:

(1)           The following financial statements and the report of the independent registered public accounting firm are included in the Annual Report and are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Income For the Years Ended September 30, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Teche Holding Company*
3.2	Bylaws of Teche Holding Company*
4	Stock Certificate of Teche Holding Company*
10.1	Teche Federal Savings Bank Management Stock Plan**
10.2	Teche Holding Company 1995 Stock Option Plan**
10.3	Teche Holding Company 1997 Stock Option Plan***
10.4	Teche Holding Company 1998 Stock Option Plan***
10.5	Teche Holding Company Stock Option Agreement with Scott Sutton****
10.6	Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
10.7	Teche Holding Company 2001 Stock-Based Incentive Plan*****

10.8	Teche Holding Company 2004 Stock-Based Incentive Plan******
10.9	Employment Agreement between Teche Holding Company and Patrick O. Little *******
10.10	Employment Agreement between Teche Federal Bank and Patrick O. Little *******
10.11	Change in Control Severance Agreement between Teche Federal Bank and Jason Freyou *******

10.12	Change in Control Severance Agreement between Teche Federal Bank and Darryl Broussard *******
10.13	Change in Control Severance Agreement between Teche Federal Bank and J. L. Chauvin *******
10.14	Change in Control Severance Agreement between Teche Federal Bank and Ross Little, Jr. *******
10.15	Teche Holding Company 2011 Stock-Based Incentive Plan********
11	Statement regarding computation of earnings per share (see Note 14 to the Consolidated Financial Statements in the Annual Report)
13	Annual Report to Stockholders for the fiscal year ended September 30, 2011
21	Subsidiaries of the Registrant (see “Item 1 Business - Subsidiary Activity” herein)
23	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting
Firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Taxonomy Extension Schema Document ********
101.CAL	XBRL Taxonomy Calculation Linkbase Document ********
101.LAB	XBRL Taxonomy Label Linkbase Document ********
101.PRE	XBRL Taxonomy Presentation Linkbase Document ********
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ********

_______________
*
Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.

**	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995.
***	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on June 3, 1998, Registration No. 333-55913.
****	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on January 28, 2000, Registration No. 333-95583.
*****	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 1, 2002, Registration No. 333-87354.
******	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 25, 2005, Registration No. 333-125218.
*******	Incorporated herein by reference to Exhibits 10.9 through 10.14 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2009.
*******	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 1, 2011, Registration No. 333-175315
********	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHE HOLDING COMPANY
Dated: December 21, 2011		/s/ Patrick O. Little
	By:	Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 21, 2011.

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