Form 10-Q
period 2011-12-31
TECHE HOLDING CO
filed 2012-02-14
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 6, 2012.

Class	2,068,950
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2011	September 30, 2011*
ASSETS	(unaudited)

Cash and due from banks	$15,117	$13,541
Interest-bearing deposits	15,671	15,614
Securities available-for-sale at fair value	23,918	25,148
Securities held-to-maturity—at amortized cost (estimated fair value of $77,549 and $82,859)	75,421	80,598
Loans receivable—net of allowance for loan losses of $8,392 and $8,331	624,236	600,271
Accrued interest receivable	2,441	2,320
Investment in Federal Home Loan Bank stock, at cost	5,987	5,318
Real estate owned, net	1,012	1,405
Prepaid expenses and other assets	5,391	5,021
Goodwill	3,647	3,647
Life insurance contracts	14,056	13,905
Premises and equipment, net	26,648	26,415

TOTAL ASSETS	$813,545	$793,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$599,310	$598,582
Advances from Federal Home Loan Bank	127,620	108,183
Advance payments by borrowers for taxes and insurance	1,856	2,436
Accrued interest payable	353	319
Accounts payable and other liabilities	3,294	3,696

TOTAL LIABILITIES	732,433	713,216

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,698,296 and 4,688,697 shares issued	47	47
Additional paid-in capital	53,596	53,372
Retained earnings	79,235	78,203
Unearned compensation	-	(65)
Treasury stock, 2,631,596 and 2,626,657 shares - at cost	(52,226)	(52,058)
Accumulated other comprehensive loss on held-to-maturity securities	(353)	(353)
Accumulated other comprehensive income on available for sale securities	813	841

TOTAL STOCKHOLDERS’ EQUITY	81,112	79,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,545	$793,203

See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	December 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$9,087	$9,364
Interest and dividends on investments	524	496
Other interest income	155	143
TOTAL INTEREST INCOME	9,766	10,003
INTEREST EXPENSE:
Deposits	1,130	1,463
Advances from Federal Home Loan Bank	950	1,079
TOTAL INTEREST EXPENSE	2,080	2,542
NET INTEREST INCOME	7,686	7,461

PROVISION FOR LOAN LOSSES	350	1,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,336	6,311

NON-INTEREST INCOME:
Service charges and other	3,570	3,680
Gain on sale of premises and equipment	-	103
Gain on sale of loans	-	9
Other income	198	189
TOTAL NON-INTEREST INCOME	3,768	3,981

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,311	3,998
Occupancy expense	1,563	1,380
Marketing and professional	854	740
FDIC premiums and assessment	135	223
Louisiana Shares Tax	140	147
Other operating expenses	1,444	1,095
TOTAL NON-INTEREST EXPENSE	8,447	7,583

INCOME BEFORE INCOME TAXES	2,657	2,709
INCOME TAXES	885	885
NET INCOME	$1,772	$1,824
BASIC EARNINGS PER COMMON SHARE	$0.86	$0.88
DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.87

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	For the Three Months Ended December 31,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,772	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	2	(72)
Provision for loan losses	350	1,150
Provision for loss on real estate owned	327	-
Loss (Gain) on sale of OREO	30	(16)
Gain on sale of land	-	(103)
Gain on sale of loans	-	(9)
Depreciation	389	358
Excess tax benefits from share-based payment arrangements	(29)	(31)
Change in accounts payable and other liabilities	(402)	153
Change in life insurance contracts	(151)	(148)
Change in prepaid expenses and other assets	(370)	(132)
Change in accrued interest payable	34	(57)
Stock-based compensation	123	109
Other items– net	(169)	(52)
Net cash provided by operating activities	1,906	2,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of mortgage-backed securities available for sale	1,411	1,071
Principal repayments of securities held to maturity	5,415	8,759
Purchase of securities held to maturity	(240)	-
Purchase of securities available for sale & equity securities	(181)	(10,230)
Net loan originations	(23,890)	(412)
Purchase of loans	(1,146)	-
Proceeds from sale of loans	307	632
(Purchase) Redemption of FHLB stock	(669)	636
Proceeds from sale of land	-	499
Proceeds from sale of OREO	450	614
Purchase of premises and equipment	(622)	(60)
Net cash (used) provided by investing activities	(19,165)	1,509

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan to ESOP	65	65
Net increase in deposits	728	4,084
Net increase (decrease) in FHLB advances	19,437	(12,261)
Net decrease in advance payments by borrowers for taxes and insurance	(580)	(726)
Dividends paid	(740)	(733)
Excess tax benefits from share-based payment arrangements	29	31
Purchase of common stock for treasury	(168)	(226)
Proceeds from exercise of stock options	121	-
Net cash provided (used) by financing activities	18,892	(9,766)

NET INCREASE (DECREASE) IN CASH	1,633	(5,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,155	40,655
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,788	$35,372

Supplemental schedule of noncash investing activities:
Accumulated Other comprehensive income, net of income taxes	$(27)	$32
Transfer from loans to real estate owned	$414	$1,563
Loans originated to finance sale of real estate owned	$-	$67

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 2011 and September 30, 2011 and for the three months ended December 31, 2011 and 2010, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  Certain items related to the financial statements dated September 30, 2011 were reclassified to conform to the December 31, 2011 financial statements.  The reclassification had no impact on net income or shareholder’s equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2011 and 2010 (in thousands).

	Three Months Ended
	December 31,
	2011	2010
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,059	2,080
Effect of dilutive securities:
Stock options and grants	19	9
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,078	2,089

For the three months ended December 31, 2011 and 2010, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 216,900 and 190,000 for the three months ended December 31, 2011 and 2010, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which includes unrealized gains and losses on securities.  Following is a summary of the Company’s comprehensive income for the three months ended December 31, 2011 and 2010 (in thousands).

	For Three Months
	Ended December 31,
	2011	2010

Net income	$1,772	$1,824
Reclassification of realized losses (gains), net of tax	-	-
Noncredit portion of OTTI losses on held-to- maturity securities, net of tax	-	-
Unrealized gains (losses), net of tax	(27)	(32)
Total comprehensive income	$1,745	$1,792

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

ASU-Accounting Standards Update (2010-06) Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (January 2010). This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The update was effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll forward information which the Company adopted on October 1, 2011. The adoption required additional disclosure.

ASU-Accounting Standards Update (2011-02), Receivables (Topic 310), A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This standard was required to be applied to the first period beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period in the year of adoption. The adoption of this standard did not have a material impact on the consolidated financial statements.

ASU-Accounting Standards Update (2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.

ASU –Accounting Standards Update (2011-12),  Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive in Accounting Standards Update No. 2011-05.  This amendment will effectively defer only those changes that related to the presentation of reclassification adjustments out of accumulated other comprehensive income and will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

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

Investment Securities

Securities available for sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities held to maturity are valued using discounted cash flow models that use assumptions about prepayment speeds, coupon default rates, discount rates and timing and other assumptions that may affect the amounts of cash flows.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC (310), “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Other Real Estate Owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 3). At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

	Fair Value	Fair Value Hierarchy
	At December 31, 2011	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,791	$-	$1,791	$-
Federal Home Loan Mortgage Corp.	3,022	-	3,022	-
Federal National Mortgage Assoc.	16,326	-	16,326	-
Total mortgage-backed securities	$21,139	$-	$21,139	$-

CMOs:
Government National Mortgage Assoc.	$2,058	$-	$2,058	$-
Other equity securities	721	721	-	-
Total recurring	$23,918	$721	$23,197	$-
Assets valued on a non-recurring basis:
Impaired loans	$5,332	$-	$-	$5,332
Other real estate owned	1,012	-	-	1,012
Total non-recurring	$6,344	$-	$-	$6,344

	Fair Value At September	Fair Value Hierarchy
	30, 2011	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,833	$-	$1,833	$-
Federal Home Loan Mortgage Corp.	3,434	-	3,434	-
Federal National Mortgage Assoc.	17,179	-	17,179	-
	22,446	-	22,446	-

CMOs:
Government National Mortgage Assoc.	2,183	-	2,183	-
Marketable equity securities	519	519	-	-
Total recurring	$25,148	$519	$24,629	$-

Assets valued on a non-recurring basis:
CMOs: Private label	$96	$-	$96	$-
Mortgage-backed securities: Private Label	796		796
Impaired loans	6,821	-	-	6,821
Other real estate owned	1,405	-	-	1,405
Total non-recurring	$9,118	$-	$892	$8,226

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

Investment Securities – See the discussion in the beginning of Note 6 on the valuation of the fair value of investment securities.  Investment securities’ fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at December 31, 2011.  The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2011 and September 30, 2011:

	December 31, 2011		September 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$30,788	$30,788	$29,155	$29,155
Investment securities	99,339	101,467	105,746	108,007
FHLB stock	5,987	5,987	5,318	5,318
Accrued interest receivable	2,441	2,441	2,320	2,320
Life Insurance contracts	14,056	14,056	13,905	13,905
Loans receivable, net	624,236	643,599	600,271	629,541

Financial liabilities:
Deposits	599,310	603,455	598,582	603,251
Advance from Federal Home Loan Bank	127,620	136,294	108,183	116,879
Accrued interest payable	353	353	319	319

NOTE 7 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,745	$46	$-	$1,791
Federal Home Loan Mortgage Corp.	2,918	104	-	3,022
Federal National Mortgage Assoc.	15,544	782	-	16,326
	20,207	932	-	21,139

CMOs:
Government National Mortgage Assoc.	1,894	164	-	2,058
Other equity securities	568	156	(3)	721
Total	$22,669	$1,252	$(3)	$23,918

	September 30, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,772	$61	$-	$1,833
Federal Home Loan Mortgage Corp.	3,343	91	-	3,434
Federal National Mortgage Assoc.	16,367	812	-	17,179
	21,482	964	-	22,446

CMOs:
Government National Mortgage Assoc.	1,987	196	-	2,183
Other equity securities	386	136	(3)	519
Total	$23,855	$1,296	$(3)	$25,148

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Time deposits other banks	$45,148	$-	$-	$45,148
Mortgage-backed securities:
Federal National Mortgage Assoc.	22,441	1,122	(1)	23,562
Federal Home Loan Mortgage Corp.	5,091	411	-	5,502
Private Label	1,325	361	(123)	1,563
CMOs:
Federal Home Loan Mortgage Corp.	107	4	-	111
Federal National Mortgage Assoc.	1,027	60	-	1,087
Private Label	282	295	(1)	576
Total	$75,421	$2,253	$(125)	$77,549

	September 30, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Time deposits other banks	47,975	-	-	47,975
Mortgage-backed securities:
Federal National Mortgage Assoc.	24,200	1,194	(1)	25,393
Federal Home Loan Mortgage Corp.	5,530	451	-	5,981
Private Label	1,377	367	(102)	1,642
CMOs:
Federal Home Loan Mortgage Corp.	129	1	-	130
Federal National Mortgage Assoc.	1,067	52	-	1,119
Private Label	320	300	(1)	619
	$80,598	$2,365	$(104)	$82,859

Details concerning available-for-sale securities with unrealized losses as of December 31, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale
Marketable equity securities	$-	$-	$4	$(3)	$4	$(3)
Total	$-	$-	$4	$(3)	$4	$(3)

Details concerning held-to-maturity securities with unrealized losses as of December 31, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity
Investment securities:
Mortgage-backed securities:
Private Label	$296	$(29)	$477	$(94)	$773	$(123)
Federal National Mortgage Association	141	(1)	-	-	141	(1)
CMOs:
Private Label	47	(1)	-	-	47	(1)
Total	$484	$(31)	$477	$(94)	$961	$(125)

Details concerning available-for-sale securities with unrealized losses as of September 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	Losses	value	losses	value	losses
Available-for-Sale
Marketable equity securities	7	(3)	-	-	7	(3)
	$7	$(3)	$-	$-	$7	$(3)

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Held-to-Maturity
Mortgage backed securities
Private Label	$231	$(13)	$499	$(89)	$730	$(102)
Federal National Mortgage Association	199	(1)	-	-	199	(1)
CMOs:
Private label	48	(1)	-	-	48	(1)
	$478	$(15)	$499	$(89)	$977	$(104)

The Bank had a total of 30 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $125,000 as of December 31, 2011.

Management of the Company has asserted that they have no intent to sell impaired securities and it is more likely than not that impaired securities will not be required to be sold. These unrealized losses generally result from changes in market interest rates and as a result of the disruption in the existing mortgage securities market due to illiquidity in certain sectors of that market.  The unrealized losses associated with investment securities issued by government sponsored enterprises (GSE) are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are guaranteed by these agencies.  GSEs have access to additional capital and liquidity resources from the U.S. Treasury, which indicates that they will be able to honor their guarantees related to the contractual cash flows of the MBS that they have issued.  In the case of securities issued by the Government National Mortgage Association, the securities are fully guaranteed by the U.S. Government.

The private label mortgage backed securities and CMOs are not backed by the full faith and credit of the U.S. Government.  For each private label security, the duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  There was no realized credit losses in the private label securities portfolio for the three months ended December 31, 2011.  In the performance of cash flow analysis on private label securities, management determined that none of the impaired securities had non-credit losses that were required to be recognized in other comprehensive income for the three months ended December 31, 2011.  All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2011, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	22,101	23,197
Equity securities	568	721
Total	$22,669	$23,918

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2011, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$23,003	$23,003
Due after one year but within five years	22,145	22,145
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	45,148	45,148

Mortgage-backed securities	30,273	32,401
Total	$75,421	$77,549

There were no impairment losses in the equity securities portfolio for the three months ended December 31, 2011.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the three months ended December 31, 2011 (in thousands).

Beginning balance of credit losses	$1,563
Other-than-temporary impairment credit losses	-
Reduction for realized losses	-
Ending balance of cumulative credit losses recognized in earnings	$1,563

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections.  The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

NOTE 8-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	Dec 31,‘11	%Total	Sept 30, ‘11	%Total
(in 000’s)
Commercial real estate loans	$118,693	18.7%	$111,558	18.3%
Commercial non-real estate loans	27,218	4.3%	27,403	4.5%
Commercial-construction loans	9,068	1.4%	9,473	1.5%
Commercial-land	15,163	2.4%	15,721	2.6%
Residential-construction loans	9,589	1.5%	10,604	1.7%
Residential-real estate loans	377,654	59.6%	356,950	58.5%
Consumer-Mobile home loans	37,494	5.9%	38,285	6.3%
Consumer-other	39,545	6.2%	40,227	6.6%
Total Loans	634,424	100.0%	610,221	100.0%
Less:
Allowance for loan losses	8,392		8,331
Deferred loan fees	1,796		1,619
Total Net Loans	$624,236		$600,271

Residential real estate loans increased $20.7 million mainly due to originations of 15 year term conforming one-to-four family mortgage loans.  Commercial real estate loans increased $7.1 million mainly due to new commercial non-residential loans in the amount of $3.2 million and new commercial multifamily loans in the amount of $2.6 million.  At December 31, 2011 approximately $276.6 million of loans receivable were pledged as collateral securing advances from the FHLB.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended December 31,
(in 000’s)	2011	2010
Beginning ALLL	$8,331	$9,256
Provision for Loan Losses	350	1,150
Recoveries	163	17
Charge-offs	(452)	(470)
Ending ALLL	$8,392	$9,953

The amount of nonaccrual loans at December 31, 2011 and September 30, 2011 was approximately $10.8 million and $10.1 million, respectively.  The Company had total impaired loans of approximately $7.5 million and $8.7 million at December 31, 2011 and September 30, 2011, respectively.  Specific reserves allocated to impaired loans totaled approximately $250 thousand and $548 thousand as of December 31, 2011 and September 30, 2011, respectively.  Impaired loans totaling approximately $3.1 million and $2.6 million had no specific reserves allocated as of December 31, 2011 September 30, 2011, respectively.

Allowance for Loan Losses and Recorded Investment in Loans as of December 31, 2011 and September 30, 2011 and for the three months ended December 31, 2011 and December 31, 2010.

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance is the amount, in the judgment of management, necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The methodology is based on the Bank’s historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs.  The provision for possible loan losses reflects loan quality trends, potential problem loans, and criticized loans and net charge-offs, among other factors.  The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The table below provides an allocation of the quarter-ended allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended December 31, 2011
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial-non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$1,991	$136	$425	$78	$4,274	$258	$593	$576	$8,331
Charge-offs	201	-	-	-	191	-	57	3	452
Recoveries	155	-	-	-	4	-	3	1	163
Provision	87	3	9	3	181	11	30	26	350
Ending balance	$2,032	$139	$434	$81	$4,268	$269	$569	$600	$8,392

	Quarter Ended December 31, 2010
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial-non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,402	$68	$1,076	$61	$4,173	$327	$640	$509	$9,256
Charge-offs	5	-	-	-	377	-	73	15	470
Recoveries	-	-	-	-	10	-	1	6	17
Provision	800	55	9	3	208	16	31	28	1,150
Ending balance	$3,197	$123	$1,085	$64	$4,014	$343	$599	$528	$9,953

	As of December 31, 2011
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$250	$-	$-	$-	$-	$-	$250

Collectively evaluated for impairment	$2,032	$139	$184	$81	$4,268	$269	$569	$600	$8,142

Loans: Ending Balance Collectively evaluated for impairment	$117,340	$8,305	$10,904	$9,589	$377,327	$26,884	$37,494	$39,373	$627,216

Ending Balance individually evaluated for impairment	$1,353	$763	$4,259	$-	$327	$334	$-	$172	$7,208

	As of September 30, 2011
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$233	$-	$250	$-	$65	$-	$-	$-	$548

Collectively evaluated for impairment	$1,758	$136	$175	$78	$4,209	$258	$593	$576	$7,783

Loans: Ending Balance Collectively evaluated for impairment	$109,181	$8,452	$10,888	$10,604	$356,545	$27,345	$38,285	$40,227	$601 527

Ending Balance individually evaluated for impairment	$2,377	$1,021	$4,833	$-	$405	$58	$-	$-	$8,694

Credit Quality Indicators
As of December 31, 2011

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at December 31, 2011

(In thousands)	Commercial-Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real-Estate	Total	% Total

Prime	$-	$-	$3,664	$-	$3,664	2.2%
Excellent	-	-	100	-	100	0.1
Average	8,859	7,859	22,186	89,656	128,560	75.6
Satisfactory	1,611	67	1,090	23,623	26,391	15.5
Special Mention	64	379	127	4,237	4,807	2.8
Substandard	4,629	763	51	1,177	6,620	3.8
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$15,163	$9,068	$27,218	$118,693	$170,142	100.0%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2011

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial-Real-Estate	Total	% Total

Prime	$-	$-	$3,489	$-	$3,489	2.1%
Excellent	-	-	50	8	58	0.1
Average	9,025	6,353	22,255	83,568	121,201	73.8
Satisfactory	1,738	1,687	993	23,600	28,018	17.1
Special Mention	166	381	558	2,534	3,639	2.2
Substandard	4,792	1,052	58	1,848	7,750	4.7
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$15,721	$9,473	$27,403	$111,558	$164,155	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at December 31, 2011

(in thousands)	Residential- Real-Estate Construction	Residential- Real Estate	Total

Grade:
Pass	$9,589	$373,584	$383,173
Special Mention	-	181	181
Substandard	-	3,889	3,889
Loss	-	-	-
Total	$9,589	$377,654	$387,243

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2011

(in thousands)	Residential- Real-Estate Construction	Residential- Prime	Total

Grade:
Pass	$10,604	$353,447	$364,051
Special Mention	-	183	183
Substandard	-	3,320	3,320
Loss	-	-	-
Total	$10,604	$356,950	$367,554

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at December 31, 2011

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$36,999	$39,285	$76,284
Nonperforming	495	260	755
Total	$37,494	$39,545	$77,039

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2011

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$37,906	$40,108	$78,014
Nonperforming	379	119	498
Total	$38,285	$40,227	$78,512

Age Analysis of Past Due Loans
As of December 31, 2011

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$930	$1,180	$2,110	$116,583	$118,693	$-
Commercial non-real estate loans	215	-	215	27,003	27,218	-
Commercial-construction loans	379	-	379	8,689	9,068	-
Commercial-land	169	121	290	14,873	15,163	-
Residential-construction loans	-	-	-	9,589	9,589	-
Residential-real estate loans	6,202	3,878	10,080	367,574	377,654	549
Consumer-Mobile home loans	1,320	494	1,814	35,680	37,494	-
Consumer-other	771	304	1,075	38,470	39,545	-
Total	$9,986	$5,977	$15,963	$618,461	$634,424	$549

Age Analysis of Past Due Loans
As of September 30, 2011

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$660	$1,275	$1,935	$109,623	$111,558	$-
Commercial non-real estate loans	60	-	60	27,343	27,403	-
Commercial-construction loans	381	258	639	8,834	9,473	-
Commercial-land	500	360	860	14,861	15,721	239
Residential-construction loans	-	-	-	10,604	10,604	-
Residential-real estate loans	4,922	3,041	7,963	348,987	356,950	554
Consumer-Mobile home loans	1,025	379	1,404	36,881	38,285	-
Consumer-other	564	320	884	39,343	40,227	-
Total	$8,112	$5,633	$13,745	$596,476	$610,221	$793

Impaired Loans
For the Quarter ended December 31, 2011

				This Quarter
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$1,736	$2,533	$-	$1,743	$16
Commercial non-real estate	51	51	-	52	2
Commercial-construction loans	763	763	-	763	-
Commercial-land	289	683	-	289	2
Residential-real estate loans	278	356	-	303	-
Subtotal:	3,117	4,386	-	3,150	20
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,340	5,312	250	4,385	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	4,340	5,312	250	4,385	-
Totals:	7,457	9,698	250	7,535	20
Commercial	7,179	9,342	250	7,232	20
Residential	278	356	-	303	-
Total	$7,457	$9,698	$250	$7,535	$20

Impaired Loans
For the Year ended September 30, 2011
				Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$1,128	$2,095	$-	$1,713	$20
Commercial non-real estate	58	58	-	78	6
Commercial-construction loans	1,021	1,072	-	1,054	-
Commercial-land	360	754	-	621	8
Residential-real estate loans	-	-	-	-	-
Subtotal:	2,567	3,979	-	3,466	34
With an allowance recorded:
Commercial real estate loans	1,249	1,350	233	1,383	88
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,473	5,445	250	5,121	-
Residential-real estate loans	405	405	65	355	20
Subtotal:	6,127	7,200	548	6,859	108
Totals:
Commercial	8,289	10,774	483	9,970	122
Residential	405	405	65	355	20
Total	$8,694	$11,179	$548	$10,325	$142

Modifications
As of December 31, 2011

There were no new troubled debt restructurings for the three month period ended December 31, 2011.

As of December 31, 2011, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of December 31, 2010

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructurings occurring during the three months ended December 31,2010:
Commercial real estate loans	3	$3,064	$2,166
Residential real estate loans	3	350	350
Total	6	$3,414	$2,516

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

Loans on Nonaccrual Status
At December 31, 2011 and September 30, 2011

(in thousands)	December 31, 2011	September 30, 2011

Commercial real estate loans	$1,180	$1,275
Commercial non-real estate loans	-	-
Commercial-construction loans	763	1,021
Commercial-land	4,629	4,594
Residential-construction loans	-	-
Residential-real estate loans	3,423	2,487
Consumer-Mobile home loans	534	379
Consumer-other	304	322
Total	$10,833	$10,078

A significant portion of total nonaccrual loans in December 31, 2011 and September 30, 2011 is related to a $5.1 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at December 31, 2011 amounted to $813.5 million, an increase of $20.3 million or 2.56% as compared to $793.2 million at September 30, 2011. The increase was primarily due to an increase in loans receivable and, to a lesser extent, cash and cash equivalents.

Securities available-for-sale totaled $23.9 million and securities held to maturity totaled $75.4 million at December 31, 2011, which, combined, represented a decrease of $6.4 million or 6.06% as compared to September 30, 2011. The decrease was primarily due to normal principal repayments on the existing portfolio along with maturities of certificates of deposit at other banks.

Loans receivable, net of allowance for loan losses, totaled $624.2 million at December 31, 2011, which represented an increase of $24 million or 3.99% compared to September 30, 2011. The increase was mainly due to originations of 15 year term conforming one-to-four family mortgage loans.

FHLB stock increased $669 thousand due to stock purchases related to an increase in FHLB advances

Total deposits, after interest credited, at December 31, 2011 were $599.3 million, which represented an increase of $728 thousand or 0.12% as compared to September 30, 2011. The increase was due to increases in non-interest bearing checking and interest bearing checking offset somewhat by decreases in money market, savings and time deposit accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 18.2 months.

Advances increased $19.4 million or 17.97% as compared to the amount at September 30, 2011. The increase was due to new advances in the amount of $29.2 million offset slightly by normal principal payments on existing advances and $8.7 million in maturities.

Stockholders’ equity was $81.1 million at December 31, 2011 and $80.0 million at September 30, 2011. The increase was due primarily to net income less dividend payments of $740 thousand.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Net Income.  The Company had net income of $1.8 million or $0.85 per diluted share for the three months ended December 31, 2011 as compared to net income of $1.8 million or $0.87 per diluted share for the three months ended December 31, 2010.  The changes affecting net income for the quarter ended December 31, 2011 are discussed in the following paragraphs by category.

Total Interest Income.  Total interest income decreased $0.2 million or 2.38% for the three months ended December 31, 2011.  The average yield on loans decreased to 5.86% for the three months ended December 31, 2011, from 6.29% for the same period in 2010.  Loan yields have trended downward because of the low interest rate environment and due to the increase in conforming one-to-four family mortgage loans at the current low interest rates.

Total Interest Expense. Total interest expense decreased $0.5 million or 18.16% for the three month period ended December 31, 2011 as compared to the same period in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.88% for the three months ended December 31, 2011 compared to 1.15% for the same period in 2010.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.  The decrease in rates on Federal Home Loan Bank advances has also contributed to the decrease in total interest expense.

Net Interest Income. Net interest income increased $0.2 million or 3.02% for the three month period ended December 31, 2011, as compared to the same period ended December 31, 2010. The increase for the three month period ended December 31, 2011 in net interest income was primarily due to a decrease in rates on interest bearing liabilities offset by a decrease in loan rates.

Provision for Loan Losses.  Management recorded a $350 thousand provision for the fiscal year to date as compared to a provision of $1.2 million for the first three months of fiscal 2011, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at December 31, 2011 was 1.33% compared to 1.37% at September 30, 2011 and 1.68% at December 31, 2010.  The decrease in the overall ratio of the allowance for loan losses to total loans for the quarter was due to previous specific reserves on impaired loans being charged off.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans are past due.  Non-performing loans as a percent of total loans plus real estate owned were 1.82% at December 31, 2011, compared to 1.81% at September 30, 2011 and 2.57% at December 31, 2010.  Non-performing loans includes a $5.1 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area the borrower of which filed for protection under Chapter 11 Bankruptcy, which represents 40.96% of non-performing loans to total loans plus real estate owned at December 31, 2011.  Potential problem loans are considered to be substandard loans that are accruing but not considered impaired. Potential problem loans at December 31, 2011 totaled approximately $1.1 million.

Non-Interest Income.  Total non-interest income decreased $212 thousand for the three month period ended December 31, 2011 as compared to the same period in 2010.  The decrease in the current period is attributable to a decrease in service charge income.  The decrease in service charge income was due to a decrease in debit card volume and a change in the way the Bank assesses NSF fees.

Non-Interest Expense.  Total non-interest expense increased $0.9 million for the three months ended December 31, 2011, as compared to the same period in 2010.  The increase was due primarily to a decrease in values on foreclosed real estate, the decrease in values was a one time decrease which accounted for $327 thousand of the increase in other operating expenses along with an increase in occupancy expense which was due to a branch renovation, compensation and employee benefits for the three month period offset slightly by a decrease in FDIC premiums and assessments.

Income Tax Expense. Income tax expense was the same during the three months ended December 31, 2011 as compared to the same period in 2010.  The same amount in tax expense for the three months was due to using a similar effective income tax rate and having a similar amount of tax exempt income.  The Company’s effective tax rate was 33.31% for the three months ended December 31, 2011 as compared to 32.67% for the comparable 2010 period.

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

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At December 31, 2011 the Bank was in compliance with its regulatory capital requirements as follows:
(000’s)

	Required	Required to be
	Minimum Ratio	Well Capitalized	Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	12.82%	14.05%
Total risk-based capital	8.00%	10.00%	14.09%	15.31%
Leverage Ratio	4.00%	5.00%	8.71%	9.56%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at December 31, 2011. Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of December 31, 2011, FHLB borrowed funds totaled $127.6 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $167.7 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required under federal regulations to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the
	Three Months Ended
	December 31,
	2011(1)	2010(1)

Return on average assets	0.88%	0.96%
Return on average equity	8.86%	9.36%
Average interest rate spread	3.99%	4.06%
Nonperforming assets to total assets	1.53%	2.27%
Nonperforming loans to total loans	1.82%	2.57%
Average net interest margin	4.17%	4.29%
Tangible book value per share	$37.47	$35.04

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At December 31, 2011 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2011.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1–31, 2011	-	$-	-	21,270
November 1-30, 2011	1,931	33.53	1,931	19,339
December 1-31, 2011	3,008	34.55	3,008	16,331
Total	4,939	$34.15	4,939	16,331

The repurchase plan announced August 24, 2010, authorizing the repurchase of up to 63,000 shares, has no expiration date for the authorized share repurchases under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHE HOLDING COMPANY
Date: February 14, 2012	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2012	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)