Form 10-Q
period 2012-03-31
TECHE HOLDING CO
filed 2012-05-14
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 7, 2012.

Class	2,046,884
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2012	September 30, 2011*
ASSETS	(unaudited)

Cash and due from banks	$17,475	$13,541
Interest-bearing deposits	23,532	15,614
Securities available-for-sale at fair value	22,694	25,148
Securities held-to-maturity—at amortized cost (estimated fair value of $75,370 and $82,859)	73,140	80,598
Loans receivable—net of allowance for loan losses of $8,450 and $8,331	633,005	600,271
Accrued interest receivable	2,351	2,320
Investment in Federal Home Loan Bank stock, at cost	6,273	5,318
Real estate owned, net	397	1,405
Prepaid expenses and other assets	5,146	5,021
Goodwill	3,647	3,647
Life insurance contracts	14,209	13,905
Premises and equipment, net	27,837	26,415

TOTAL ASSETS	$829,706	$793,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$630,511	$598,582
Advances from Federal Home Loan Bank	110,344	108,183
Advance payments by borrowers for taxes and insurance	2,445	2,436
Accrued interest payable	390	319
Accounts payable and other liabilities	3,847	3,696

TOTAL LIABILITIES	747,537	713,216

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,712,177 and 4,688,697 shares issued	47	47
Additional paid-in capital	54,015	53,372
Retained earnings	80,188	78,203
Unearned compensation	-	(65)
Treasury stock, 2,640,496 and 2,626,657 shares - at cost	(52,554)	(52,058)
Accumulated other comprehensive loss on held-to-maturity securities	(353)	(353)
Accumulated other comprehensive income on available for sale securities	826	841

TOTAL STOCKHOLDERS’ EQUITY	82,169	79,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,706	$793,203

See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

INTEREST INCOME
Interest and fees on loans	$9,170	$9,103	$18,257	$18,467
Interest and dividends on investments	486	475	1,010	971
Other interest income	151	158	306	301
TOTAL INTEREST INCOME	9,807	9,736	19,573	19,739
INTEREST EXPENSE:
Deposits	1,098	1,394	2,228	2,857
Advances from Federal Home Loan Bank	1,013	969	1,963	2,048
TOTAL INTEREST EXPENSE	2,111	2,363	4,191	4,905
NET INTEREST INCOME	7,696	7,373	15,382	14,834

PROVISION FOR LOAN LOSSES	550	1,000	900	2,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,146	6,373	14,482	12,684

NON-INTEREST INCOME:
Service charges and other	3,646	3,584	7,216	7,263
Gain on sale of premises and equipment	--	--	--	103
Gain on sale of loans	--	10	--	19
Gain on securities	--	8	--	8
Other income	235	248	433	438
TOTAL NON-INTEREST INCOME	3,881	3,850	7,649	7,831

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,588	4,196	8,899	8,193
Occupancy expense	1,603	1,538	3,166	2,918
Marketing and professional	803	794	1,657	1,534
FDIC premiums and assessments	144	225	279	448
Other operating expenses	1,307	1,165	2,891	2,407
TOTAL NON-INTEREST EXPENSE	8,445	7,918	16,892	15,500

INCOME BEFORE INCOME TAXES	2,582	2,305	5,239	5,015
INCOME TAXES	874	792	1,759	1,678
NET INCOME	$1,708	$1,513	$3,480	$3,337
BASIC EARNINGS PER COMMON SHARE	$0.83	$0.73	$1.69	$1.61
DILUTED EARNINGS PER COMMON SHARE	$0.82	$0.72	$1.67	$1.59

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	For Three Months		For Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011

Net income	$1,708	$1,513	$3,480	$3,337
Reclassification of realized losses (gains), net of tax	-	(5)	-	(5)
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	-	-	-	-
Unrealized gains (losses), net of tax	13	57	(15)	26
Comprehensive income	$1,721	$1,565	$3,465	$3,358

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Six Months
	Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,480	$3,337
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	(1)	(200)
Provision for loan losses	900	2,150
Provision for real estate owned	389	-
Gain on sale of land	-	(103)
Loss (Gain) on sale of OREO	70	(37)
Gain on sale of loans	-	(19)
Gain on sale of equity securities	-	(8)
Depreciation	774	715
Excess tax benefits from share-based payment arrangements	(29)	(31)
Stock-based compensation	340	289
Change in accounts payable and other liabilities	151	4,066
Change in life insurance contracts	(304)	(296)
Change in prepaid expenses and other assets	(125)	(877)
Change in accrued interest payable	71	(74)
Other – net	(67)	88
Net cash provided by operating activities	5,649	9,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities available for sale and equity securities	(181)	(9,024)
Purchase of securities held to maturity	(4,080)	(10,470)
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	2,636	1,971
Proceeds from sale of equity securities	-	58
Principal repayments of securities held to maturity	11,538	12,291
Net loan originations	(34,374)	4,271
Purchase of loans	(1,380)	-
Proceeds from sale of loan participations	1,655	869
(Purchases) redemption of FHLB Stock	(955)	1,122
Proceeds from sale of land	-	499
Proceeds from sale of OREO	1,014	840
Purchase of premises and equipment	(2,196)	(587)
Net cash (used) provided by investing activities	(26,323)	1,840

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of ESOP loan	65	131
Net increase in deposits	31,929	31,537
Net increase (decrease) in FHLB advances	2,161	(16,432)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	9	(534)
Dividends paid	(1,495)	(1,481)
Excess tax benefits from share-based payment arrangements	29	31
Proceeds from exercise of stock options	323	-
Purchase of common stock for treasury	(495)	(226)
Net cash provided by financing activities	32,526	13,026

NET INCREASE IN CASH	11,852	23,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,155	40,655
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,007	$64,521

Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income, net of income taxes	$(15)	$(21)
Transfer from loans to real estate owned	592	1,730
Loans originated to finance/sell real estate owned	127	67

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2012 and September 30, 2011 and for the three and six months ended March 31, 2012 and 2011, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  Certain items related to the financial statements dated September 30, 2011 were reclassified to conform to the March 31, 2012 financial statements.  The reclassification had no impact on net income or shareholder’s equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,067	2,081	2,063	2,070
Effect of dilutive securities:
Common stock equivalents	21	17	20	23
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,088	2,098	2,083	2,093

For the three and six months ended March 31, 2012 and 2011, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amounted to approximately 47,200 and 104,000 for the three and six months ended March 31, 2012 and 2011, respectively.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

ASU –Accounting Standards Update (2011-04), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04, amends Topic 820, Fair Value Measurement and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarified the application of existing fair value measurement requirements, changed certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact to the Company’s financial statements and the updated disclosures are included in this Form 10-Q.

ASU-Accounting Standards Update (2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments do not require any transition disclosures.  The adoption of this standard did not require additional disclosure.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

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

The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three and six months ended March 31, 2012, there were no transfers between levels.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. These are inputs used by a third-party pricing service used by the Company.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities. Securities classified as Level 3 include asset-backed securities in less liquid markets.  Securities held to maturity are valued using discounted cash flow models that use assumptions about prepayment speeds, coupon default rates, discount rates and timing and other assumptions that may affect the amounts of cash flows.  The Company periodically updates its understanding of the inputs used and compares valuations to an additional third party source.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value if the impaired loan is collateral-dependent, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through an internal review process.  Other methods used to determine fair value are enterprise value, liquidation value and discounted cash flows.  The fair value of impaired loans that are not collateral dependent would require a measure using a discounted cash flow analysis considered to be a Level 3 input.  Fair value is re-assessed at least quarterly, or more frequently when circumstances occur that indicate a change in fair value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Fair value is also used on a nonrecurring basis for nonfinancial assets and liabilities such as foreclosed assets, and other real estate owned measured at fair value for purposes of assessing impairment.  A description of the valuation methodologies used for nonfinancial assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Other Real Estate Owned

Other Real Estate Owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 3).   The fair value of OREO is based on a property’s appraised value adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  The Company has experienced that appraisals quickly become outdated due to the volatile real-estate environment.  The inputs used to determine the fair value of OREO fall within Level 3.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

The following tables present the fair value measurements of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2012 and September 30, 2011, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		Fair Value Measurements using:
	Fair Value At March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,757	$-	$1,757	$-
Federal Home Loan Mortgage Corp.	2,696	-	2,696	-
Federal National Mortgage Assoc.	15,531	-	15,531	-
Total mortgage-backed securities	$19,984	$-	$19,984	$-

CMOs:
Government National Mortgage Assoc.	$1,973	$-	$1,973	$-
Other equity securities	737	737	-	-
Total recurring	$22,694	$737	$21,957	$-

Assets valued on a non-recurring basis:
Impaired loans	5,373	-	-	5,373
Other real estate owned	397	-	-	397
Total non-recurring	$5,770	$-	$-	$5,770

		Fair Value Measurements using:
	Fair Value At September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,833	$-	$1,833	$-
Federal Home Loan Mortgage Corp.	3,434	-	3,434	-
Federal National Mortgage Assoc.	17,179	-	17,179	-
Total mortgage-backed securities	$22,446	$-	$22,446	$-

CMOs:
Government National Mortgage Assoc.	$2,183	$-	$2,183	$-
Other equity securities	519	519	-	-
Total recurring	$25,148	$519	$24,629	$-
Assets valued on a non-recurring basis:
CMOs: Private Label	$96	$-	$96	$-
Mortgage-backed securities: Private Label	796	-	796	-
Impaired loans	6,821	-	-	6,821
Other real estate owned	1,405	-	-	1,405
Total non-recurring	$9,118	$-	$892	$8,226

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
March 31, 2012:
Impaired Loans	$5,373	Property appraisals	Management discount for property type and recent market volatility	10%-50% discount
Other real estate owned	$397	Property appraisals	Management discount for property type and recent market volatility	25%-65% discount

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

Investment Securities – See the discussion in the beginning of Note 5 on the valuation of the fair value of investment securities.  Investment securities’ fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - See the discussion in the beginning of Note 5 on the valuation of fair value of impaired loans.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.  No adjustment has been made for illiquidity in the market for loans as there is no active market for many of the Company’s loans on which to reasonably base this estimate.

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at March 31, 2012.  The FHLB of Dallas is still redeeming stock.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

The estimated fair values of the Company’s financial instruments are as follows at March 31, 2012 and September 30, 2011:

	March 31, 2012
(In thousands)	Carrying	Estimated	Fair Value Measurements at March 31, 2012
	Amount	Fair Value
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:			(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$41,007	$41,007	$41,007	$-	$-
Investment securities	95,834	98,064	737	97,327	-
FHLB stock	6,273	6,273	-	6,273	-
Accrued interest receivable	2,351	2,351	-	2,351	-
Life Insurance contracts	14,209	14,209	-	14,209	-
Loans receivable, net	633,005	627,028	-	-	627,028

Financial liabilities:
Deposits	630,511	634,438	96,426	538,012	-
Advance from Federal Home Loan Bank	110,344	118,615	-	118,615	-
Accrued interest payable	390	390	-	390	-

	September 30, 2011
	Carrying	Estimated
	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$29,155	$29,155
Investment securities	105,746	108,007
FHLB stock	5,318	5,318
Accrued interest receivable	2,320	2,320
Life Insurance contracts	13,905	13,905
Loans receivable, net	600,271	629,541

Financial liabilities:
Deposits	598,582	603,251
Advance from Federal Home Loan Bank	108,183	116,879
Accrued interest payable	319	319

NOTE 6 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,705	$52	$-	$1,757
Federal Home Loan Mortgage Corp.	2,602	94	-	2,696
Federal National Mortgage Assoc.	14,750	781	-	15,531
	19,057	927	-	19,984

CMOs:
Government National Mortgage Assoc.	1,799	174	-	1,973
Other equity securities	568	173	(4)	737
Total	$21,424	$1,274	$(4)	$22,694

	September 30, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,772	$61	$-	$1,833
Federal Home Loan Mortgage Corp.	3,343	91	-	3,434
Federal National Mortgage Assoc.	16,367	812	-	17,179
	21,482	964	-	22,446

CMOs:
Government National Mortgage Assoc.	1,987	196	-	2,183
Other equity securities	386	136	(3)	519
Total	$23,855	$1,296	$(3)	$25,148

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Time deposits other banks	$45,154	$-	$-	$45,154
Mortgage-backed securities:
Federal National Mortgage Assoc.	20,740	1,089	(1)	21,828
Federal Home Loan Mortgage Corp.	4,651	379	-	5,030
Private Label	1,266	422	(86)	1,602
CMOs:
Federal Home Loan Mortgage Corp.	94	3	-	97
Federal National Mortgage Assoc.	978	72	-	1,050
Private Label	257	352	-	609
Total	$73,140	$2,317	$(87)	$75,370

	September 30, 2011
		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Investment securities:
Time deposits other banks	$47,975	$-	$-	$47,975
Mortgage-backed securities:
Federal National Mortgage Assoc.	24,200	1,194	(1)	25,393
Federal Home Loan Mortgage Corp.	5,530	451	-	5,981
Private Label	1,377	367	(102)	1,642
CMOs:
Federal Home Loan Mortgage Corp.	129	1	-	130
Federal National Mortgage Assoc.	1,067	52	-	1,119
Private Label	320	300	(1)	619
	$80,598	$2,365	$(104)	$82,859

Details concerning available-for-sale securities with unrealized losses as of March 31, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale
Marketable equity securities	$84	$(2)	$5	$(2)	$89	$(4)
Total	$84	$(2)	$5	$(2)	$89	$(4)

Details concerning held-to-maturity securities with unrealized losses as of March 31, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Held-to-maturity
Investment securities:
Mortgage-backed securities:
Private Label	$193	$(17)	$328	$(69)	$521	$(86)
Federal National Mortgage Association	139	(1)	-	-	139	(1)
Total	$332	$(18)	$328	$(69)	$660	$(87)

Details concerning available-for-sale securities with unrealized losses as of September 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	Losses	value	losses	value	losses
Available-for-Sale
Marketable equity securities	7	(3)	-	-	7	(3)
	$7	$(3)	$-	$-	$7	$(3)

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Held-to-Maturity
Mortgage backed securities
Private Label	$231	$(13)	$499	$(89)	$730	$(102)
Federal National Mortgage Association	199	(1)	-	-	199	(1)
CMOs:
Private label	48	(1)	-	-	48	(1)
	$478	$(15)	$499	$(89)	$977	$(104)

The Bank had a total of 24 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $87,000 as of March 31, 2012.

Management of the Company has asserted that they have no intent to sell impaired securities and it is more likely than not that impaired securities will not be required to be sold. These unrealized losses generally result from changes in market interest rates and as a result of the disruption in the existing mortgage securities market due to illiquidity in certain sectors of that market.  The unrealized losses associated with investment securities issued by government sponsored enterprises (GSEs) are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are guaranteed by these agencies.  GSEs have access to additional capital and liquidity resources from the U.S. Treasury, which indicates that they will be able to honor their guarantees related to the contractual cash flows of the MBS that they have issued.  In the case of securities issued by the Government National Mortgage Association, the securities are fully guaranteed by the U.S. Government.  The private label mortgage backed securities and CMOs are not backed by the full faith and credit of the U.S. Government.  For each private label security, the duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  There was no realized credit losses in the private label securities portfolio for the six months ended March 31, 2012.  In the performance of cash flow analysis on private label securities, management determined that none of the impaired securities had non-credit losses that were required to be recognized in other comprehensive income for the six months ended March 31, 2012.  All private label securities that have not been written down have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2012, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	20,856	21,957
Equity securities	568	737
Total	$21,424	$22,694

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2012, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$23,443	$23,443
Due after one year but within five years	21,711	21,711
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	45,154	45,154

Mortgage-backed securities	27,986	30,216
Total	$73,140	$75,370

There were no impairment losses in the equity securities portfolio for the six months ended March 31, 2012.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the six months ended March 31, 2012 (in thousands).

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

NOTE 7-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	Mar 31,‘12	%Total	Sept 30, ‘11	%Total
(in 000’s)
Commercial real estate loans	$119,446	18.6%	$111,558	18.3%
Commercial non-real estate loans	26,773	4.2%	27,403	4.5%
Commercial-construction loans	7,729	1.2%	9,473	1.5%
Commercial-land	14,378	2.2%	15,721	2.6%
Residential-construction loans	8,538	1.3%	10,604	1.7%
Residential-real estate loans	390,541	60.7%	356,950	58.5%
Consumer-Mobile home loans	36,864	5.7%	38,285	6.3%
Consumer-other	39,056	6.1%	40,227	6.6%
Total Loans	643,325	100.0%	610,221	100.0%
Less:
Allowance for loan losses	8,450		8,331
Deferred loan fees	1,870		1,619
Total Net Loans	$633,005		$600,271

Residential real estate loans increased $33.6 million mainly due to originations of 15 year term conforming one-to-four family mortgage loans.  Commercial real estate loans increased $7.9 million mainly due to three new large commercial non-residential loans in the aggregate amount of $7.5 million.  At March 31, 2012 approximately $283.8 million of loans receivable were pledged as collateral securing advances from the FHLB.

At March 31, 2012 the Company was in an  asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment. In the current operating environment, the Company is biased toward rising market interest rates and the timing of such increases, if any, is unknown. With the increase in the Company’s portfolio of conforming one-to-four family fixed interest rate loans at historically low market interest rates, the future sale of a portion of this portfolio could be a possibility and in keeping with one of the methods used by the Company to manage interest rate risk in the past.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in 000’s)	2012	2011	2012	2011
Beginning ALLL	$8,392	$9,953	$8,331	$9,256
Provision for Loan Losses	550	1,000	900	2,150
Net Charge-offs	492	501	781	954
Ending ALLL	$8,450	$10,452	$8,450	$10,452

The amount of nonaccrual loans at March 31, 2012 and September 30, 2011 was approximately $11.2 million and $10.1 million, respectively.  The Company had total impaired loans of approximately $7.6 million and $8.7 million at March 31, 2012 and September 30, 2011, respectively.  Specific reserves allocated to impaired loans totaled approximately $204 thousand and $548 thousand as of March 31, 2012 and September 30, 2011, respectively.  Impaired loans totaling approximately $6.8 million and $2.6 million had no specific reserves allocated as of March 31, 2012 and September 30, 2011, respectively.

Allowance for Loan Losses and Recorded Investment in Loans as of March 31, 2012 and September 30, 2011 and for the six months ended March 31, 2012 and March 31, 2011.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance is the amount, in the judgment of management, necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The methodology is based on the Bank’s historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.  The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs.  The provision for loan losses reflects loan quality trends, potential problem loans, and criticized loans and net charge-offs, among other factors.  The provision for loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan class.

The table below provides an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended March 31, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,032	$139	$434	$81	$4,268	$269	$569	$600	$8,392
Charge-offs	99	-	250	-	83	-	54	19	505
Recoveries	1	-	-	-	2	-	2	8	13
Provision	74	-	249	1	145	1	79	1	550
Ending balance	$2,008	$139	$433	$82	$4,332	$270	$596	$590	$8,450

	Quarter Ended March 31, 2011
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$3,197	$123	$1,085	$64	$4,014	$343	$599	$528	$9,953
Charge-offs	224	-	-	-	143	133	25	-	525
Recoveries	-	-	-	-	23	-	1	-	24
Provision	110	5	485	5	296	16	44	39	1,000
Ending balance	$3,083	$128	$1,570	$69	$4,190	$226	$619	$567	$10,452

	Six Months Ended March 31, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$1,991	$136	$425	$78	$4,274	$258	$593	$576	$8,331
Charge-offs	300	-	250	-	274	-	111	22	957
Recoveries	156	-	-	-	6	-	5	9	176
Provision	161	3	258	4	326	12	109	27	900
Ending balance	$2,008	$139	$433	$82	$4,332	$270	$596	$590	$8,450

	Six Months Ended March 31, 2011
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,402	$68	$1,076	$61	$4,173	$327	$640	$509	$9,256
Charge-offs	229	-	-	-	520	133	98	15	995
Recoveries	-	-	-	-	33	-	2	6	41
Provision	910	60	494	8	504	32	75	67	2,150
Ending balance	$3,083	$128	$1,570	$69	$4,190	$226	$619	$567	$10,452

	As of March 31, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$117	$-	$-	$-	$87	$-	$-	$-	$204

Collectively evaluated for impairment	$1,892	$139	$433	$82	$4,245	$270	$595	$590	$8,247

Loans: Ending Balance Collectively evaluated for impairment	$117,474	$7,073	$10,116	$8,538	$390,084	$26,565	$36,864	$39,056	$635,770

Ending Balance individually evaluated for impairment	$1,972	$656	$4,262	$-	$457	$208	$-	$-	$7,555

	As of September 30, 2011
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$233	$-	$250	$-	$65	$-	$-	$-	$548

Collectively evaluated for impairment	$1,758	$136	$175	$78	$4,209	$258	$593	$576	$7,783

Loans: Ending Balance Collectively evaluated for impairment	$109,181	$8,452	$10,888	$10,604	$356,545	$27,345	$38,285	$40,227	$601,527

Ending Balance individually evaluated for impairment	$2,377	$1,021	$4,833	$-	$405	$58	$-	$-	$8,694

Credit Quality Indicators
As of March 31, 2012

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

Prime – Credits secured by cash (accounts held in the Bank), stocks, bonds (companies with debt ratings of “A” or better), U.S. Government securities with advance rates within bank policy and cash value of insurance policies (with sound AM Best rating).

Excellent – Borrowers that demonstrates exceptional credit fundamentals, including stable and predictable profit margins, cash flows, strong liquidity, conservative balance sheet and significant historical cash flow coverage of existing and pro-forma debt service coverage. Credits rated Excellent will have a strong primary source of repayment usually consisting of strong historical cash flows along with strong secondary and tertiary repayment sources.  Subsequent repayment sources could consist of financially strong guarantors, low loan to value ratios on collateral with a strong secondary market or resale source. Companies fitting the profile of minimal risk will have low leverage, a defined management succession plan and a broad product mix.

Average – Borrowers that fit this classification would most likely be a typical middle market businesses or a high net worth individual.  Loans would typically be secured and may have some reliance on inventory. Cash flow is adequate to service debt but may be susceptible to some deterioration due to cyclical, seasonal or economic events.  Management is experienced but is concentrated in a few key people. Credits fitting this classification would typically have at least one very strong repayment source and a good secondary repayment source. Company product mix may lack diversity. The majority of loans fall within this classification. Annual financial statements on the borrower and guarantor(s) should be obtained.

Satisfactory – These loans display an acceptable degree of risk in the short-term. Unfavorable characteristics may exist however, these are offset by the positive trends. Some unpredictability in earnings and cash flow may exist. Leverage may be higher than typical in the industry and liquidity less than desirable. Management, while competent, may not be experienced and lack depth. Secondary and tertiary sources of repayment may be limited. Companies in a start-up situation typically fit this classification. Other characteristics of this classification would be companies with volatility in earnings and/or increasing leverage.

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

Commercial Loans

Our underwriting philosophy is centered primarily around the borrower’s ability to generate adequate cash flow to service the debt in accordance with the terms and conditions of the loan agreement.  Understanding the borrowers’ businesses along with their level of experience and the background of the principals is also a part of our lending philosophy.  Generally, our loans are secured by collateral and we assess the market value of the collateral and the strength it brings to the loan.  We generally require personal guarantees of the borrower’s principals and assess the financial strength and liquidity of each guarantor as part of our process.

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at March 31, 2012

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$2,349	$-	$2,349	1.4%
Excellent	-	-	90	-	90	0.0
Average	8,544	6,631	23,003	90,085	128,263	76.2
Satisfactory	1,533	66	996	23,761	26,356	15.7
Special Mention	39	376	127	3,862	4,404	2.6
Substandard	4,262	656	208	1,738	6,864	4.1
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$14,378	$7,729	$26,773	$119,446	$168,326	100.0%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2011

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,489	$-	$3,489	2.1%
Excellent	-	-	50	8	58	0.1
Average	9,025	6,353	22,255	83,568	121,201	73.8
Satisfactory	1,738	1,687	993	23,600	28,018	17.1
Special Mention	166	381	558	2,534	3,639	2.2
Substandard	4,792	1,052	58	1,848	7,750	4.7
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$15,721	$9,473	$27,403	$111,558	$164,155	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at March 31, 2012

(in thousands)	Residential- Real Estate Construction	Residential- Real Estate	Total

Grade:
Pass	$8,538	$385,862	$394,400
Special Mention	-	333	333
Substandard	-	4,346	4,346
Loss	-	-	-
Total	$8,538	$390,541	$399,079

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2011

(in thousands)	Residential- Real Estate Construction	Residential- Prime	Total

Grade:
Pass	$10,604	$353,447	$364,051
Special Mention	-	183	183
Substandard	-	3,320	3,320
Loss	-	-	-
Total	$10,604	$356,950	$367,554

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at March 31, 2012

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$36,576	$38,723	$75,299
Nonperforming	288	333	621
Total	$36,864	$39,056	$75,920

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2011

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$37,906	$40,108	$78,014
Nonperforming	379	119	498
Total	$38,285	$40,227	$78,512

Age Analysis of Past Due Loans
As of March 31, 2012

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$509	$1,462	$1,971	$117,475	$119,446	$-
Commercial non-real estate loans	43	165	208	26,565	26,773	-
Commercial-construction loans	317	-	317	7,412	7,729	-
Commercial-land	-	289	289	14,089	14,378	-
Residential-construction loans	-	-	-	8,538	8,538	-
Residential-real estate loans	4,569	3,586	8,155	382,386	390,541	217
Consumer-Mobile home loans	770	288	1,058	35,806	36,864	-
Consumer-other	550	315	865	38,191	39,056	-
Total	$6,758	$6,105	$12,863	$630,462	$643,325	$217

Age Analysis of Past Due Loans
As of September 30, 2011

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$660	$1,275	$1,935	$109,623	$111,558	$-
Commercial non-real estate loans	60	-	60	27,343	27,403	-
Commercial-construction loans	381	258	639	8,834	9,473	-
Commercial-land	500	360	860	14,861	15,721	239
Residential-construction loans	-	-	-	10,604	10,604	-
Residential-real estate loans	4,922	3,041	7,963	348,987	356,950	554
Consumer-Mobile home loans	1,025	379	1,404	36,881	38,285	-
Consumer-other	564	320	884	39,343	40,227	-
Total	$8,112	$5,633	$13,745	$596,476	$610,221	$793

Impaired Loans
For the three and six months ended March 31, 2012

				This Quarter		Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$1,630	$2,525	$-	$1,697	$4	$1,723	$20
Commercial non-real estate	208	208	-	211	1	214	3
Commercial-construction loans	656	656	-	656	-	656	-
Commercial-land	4,262	5,878	-	4,345	-	4,510	4
Residential-real estate loans	48	48	-	48	-	48	-
Subtotal:	6,804	9,315	-	6,957	5	7,151	27
With an allowance recorded:
Commercial real estate loans	342	342	117	342	-	338	-
Commercial non-real estate	-	-	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-	-	-
Commercial-land	-	-	-	-	-	-	-
Residential-real estate loans	409	489	87	406	-	412	1
Subtotal:	751	831	204	748	-	750	1
Totals:
Commercial	7,098	9,609	117	7,251	5	7,441	27
Residential	457	537	87	454	-	460	1
Total	$7,555	$10,146	$204	$7,705	$5	$7,901	$28

Impaired Loans
For the year ended September 30, 2011

				Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$1,128	$2,095	$-	$1,713	$20
Commercial non-real estate	58	58	-	78	6
Commercial-construction loans	1,021	1,072	-	1,054	-
Commercial-land	360	754	-	621	8
Residential-real estate loans	-	-	-	-	-
Subtotal:	2,567	3,979	-	3,466	34
With an allowance recorded:
Commercial real estate loans	1,249	1,350	233	1,383	88
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,473	5,445	250	5,121	-
Residential-real estate loans	405	405	65	355	20
Subtotal:	6,127	7,200	548	6,859	108
Totals:
Commercial	8,289	10,774	483	9,970	122
Residential	405	405	65	355	20
Total	$8,694	$11,179	$548	$10,325	$142

Modifications
As of March 31, 2012

There were no new troubled debt restructurings for the six month period ended March 31, 2012.

As of March 31, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of March 31, 2011

(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructuring occurring during the six months ended March 31, 2011:
Commercial real estate loans	3	$3,152	$2,254
Residential real estate loans	3	358	358
	6	$3,510	$2,612

Two commercial loans totaling $1.5 million were classified as troubled debt restructurings due to a modification of terms allowing the customer to make interest only payments for an amount of time.  One large commercial loan totaling $1.7 million was classified as a troubled debt restructuring due to an extension of maturity date and amount borrowed.  One customer relationship with three residential real estate loans totaling $358,000 was modified by an extension of term and reduction in interest rate to obtain a lower payment for the customer.  The effect on net interest income of troubled debt restructurings is insignificant for the six months ended March 31, 2011.

Loans on Nonaccrual Status
At March 31, 2012 and September 30, 2011

(in thousands)	March 31, 2012	September 30, 2011

Commercial real estate loans	$1,462	$1,275
Commercial non-real estate loans	165	-
Commercial-construction loans	656	1,021
Commercial-land	4,262	4,594
Residential-construction loans	-	-
Residential-real estate loans	3,985	2,487
Consumer-Mobile home loans	289	379
Consumer-other	380	322
Total	$11,199	$10,078

A significant portion of total nonaccrual loans at March 31, 2012 and September 30, 2011 was related to a $4.6 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

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

Other components of net income include: provisions for loan losses; non-interest income (primarily, service charges on deposit accounts and other fees, net rental income, and gains and losses on investment activities); non-interest expenses (primarily, compensation and employee benefits, federal insurance premiums, office occupancy expense, marketing expense and expenses associated with foreclosed real estate) and income taxes.

Earnings of the Company also are significantly affected by economic and competitive conditions, particularly changes in interest rates, government policies and regulations of regulatory authorities. References to the “Bank” herein, unless the context requires otherwise, refer to the Company on a consolidated basis.

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at March 31, 2012 amounted to $829.7 million, an increase of $36.5 million or 4.60% as compared to $793.2 million at September 30, 2011. The increase was primarily due to an increase in loans receivable and, to a lesser extent, cash and cash equivalents.

Securities available-for-sale totaled $22.7 million and securities held to maturity totaled $73.1 million at March 31, 2012, which, combined, represented a decrease of $9.9 million or 9.37% as compared to September 30, 2011. The decrease was primarily due to normal principal repayments on the existing portfolio along with maturities of certificates of deposit at other banks.

Loans receivable, net of allowance for loan losses, totaled $633.0 million at March 31, 2012, which represented an increase of $32.7 million or 5.45% compared to September 30, 2011. The increase was mainly due to originations of 15 year term conforming one-to-four family mortgage loans.

FHLB stock increased $955 thousand due to stock purchases related to an increase in FHLB advances.

Total deposits, after interest credited, at March 31, 2012 were $630.5 million, which represented an increase of $31.9 million or 5.33% as compared to September 30, 2011. The increase was due to increases in non-interest and interest bearing checking accounts, along with increases in money market, and savings, offset slightly by decreases in time deposits.  The weighted average remaining maturity on our time deposit portfolio is approximately 18.3 months.

Advances increased $2.2 million or 2.00% as compared to the amount at September 30, 2011. The increase was due to new advances in the amount of $20 million offset by maturities in the amount of $15.7 million and $2.2 million in normal principal payments on existing advances.

Stockholders’ equity was $82.2 million at March 31, 2012 and $80.0 million at September 30, 2011. The increase was due primarily to net income less dividend payments of $1.5 million.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011

Net Income. The Company had net income of $1.7 million or $0.82 per diluted share, and $3.5 million or $1.67 per diluted share, for the three and six months ended March 31, 2012, respectively as compared to net income of $1.5 million or $0.72 per diluted share, and $3.3 million or $1.59 per diluted share, for the three and six month periods ended March 31, 2011, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income increased $71 thousand or 0.72% and decreased $166 thousand or 0.84% for the three and six months ended March 31, 2012, respectively, as compared to the same periods ended March 31, 2011.  The average yield on loans decreased to 5.76% and 5.81%, respectively, for the three and six months ended March 31, 2012, from 6.17% and 6.23%, respectively, for the same periods in 2011.  Loan yields have trended downward because of the low interest rate environment and due to the increase in the average balance of conforming one-to-four family mortgage loans at the current low interest rates.

Total Interest Expense. Total interest expense decreased $252 thousand or 10.66% and $714 thousand or 14.56%, respectively, for the three and six month periods ended March 31, 2012, respectively as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.84% and 0.86% for the three and six months ended March 31, 2012 compared to 1.08% and 1.12%, for the same periods in 2011.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.

Net Interest Income. Net interest income increased $323 thousand or 4.38% and $548 thousand or 3.69% for the three and six month periods ended March 31, 2012, respectively as compared to the same periods ended March 31, 2011. The increase in net interest income was primarily due to a decrease in rates on deposits.

Provision for Loan Losses.  Management recorded a $900 thousand provision for the fiscal year to date as compared to a provision of $2.2 million for the first half of fiscal 2011, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at March 31, 2012 was 1.32% compared to 1.37% at September 30, 2011 and 1.78% at March 31, 2011.  The decrease in the overall ratio of the allowance for loan losses to total loans for the three and six months ended March 31, 2012 was due to previous specific reserves on impaired loans being charged off as compared to the same periods in 2011.

The calculation that supports the adequacy of the ALLL includes management’s best estimates that are applied to known portfolio elements.  The Bank employs a 9-point grading system to track as accurately as possible the inherent quality of the loan portfolio.  The application of a nine point system is used on all accounts in the commercial loan portfolio.  Values of “1” or “2” are considered to be substantially risk free.  Average and acceptable risk loans are assigned point values of “3” and “4”,  Loans with some document deficiencies or that are of modest financial strength are assigned a rating of “5”.  Point values of 6, 7, 8, and 9 are assigned to loans classified as special mention, substandard, doubtful, and loss, respectively.  Consumer loans are only assigned risk ratings of “6” or worse, based on payment history.  In addition, management considers other trends such as local economic conditions, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national banks for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans past due.  Non-performing loans as a percent of total loans plus real estate owned were 1.80% at March 31, 2012, compared to 1.81% at September 30, 2011 and 2.65% at March 31, 2011.  Non-performing loans at March 31, 2012 and September 30, 2011 include a $4.6 million commercial credit relationship involving a residential land development and five show homes in the Baton Rouge market area the borrower of which filed for protection under Chapter 11 Bankruptcy, which represents 40.72% of non-performing loans to total loans plus real estate owned at March 31, 2012.  Potential problem loans are considered to be substandard loans that are accruing but not considered impaired.  Potential problem loans at March 31, 2012 totaled approximately $1.4 million.

Non-Interest Income.  Total non-interest income increased $32 thousand and decreased $182 thousand for the three and six month periods ended March 31, 2012, respectively as compared to the same periods in 2011.  The increase in the current quarter is attributable to an increase in service charge income.  The decrease in the six month period is due to the absence of gains on land, loans or securities for the current period compared to the same period last year.

Non-Interest Expense.  Total non-interest expense increased $527 thousand and $1.4 million, respectively, during the three and six months ended March 31, 2012, as compared to the same periods in 2011.  The increase was due primarily to a decrease in values on foreclosed real estate, the decrease in values was a one time decrease in other operating expenses along with an increase in occupancy expense which was due to a branch renovation, compensation which was due to normal annual payroll adjustments and increases in deposit and loan incentive payments and employee benefits offset slightly by a decrease in FDIC premiums and assessments due to a reduction in the assessment rate.

Income Tax Expense. Income tax expense increased by $82 thousand for the three months and increased by $81 thousand for the six month period ended March 31, 2012 as compared to the same periods in 2011.  The increase in tax expense for the three and six month periods in fiscal 2012 as compared to fiscal 2011 was due to higher pretax income as compared to the same periods in 2011.  The Company’s effective tax rate was 33.85% and 33.58% for the three and six months ended March 31, 2012 respectively as compared to 34.4% and 33.5% for the comparable 2011 periods.

LIQUIDITY AND CAPITAL RESOURCES

Risk-based capital regulations adopted by the Board of Governors of the Federal Reserve Board and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets.  The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts.  All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income).  These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At March 31, 2012 the Bank was in compliance with its regulatory capital requirements as follows:
(000’s)

	Required	Required to be
	Minimum Ratio	Well Capitalized	Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	12.86%	14.11%
Total risk-based capital	8.00%	10.00%	14.11%	15.38%
Leverage Ratio	4.00%	5.00%	8.62%	9.48%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at March 31, 2012.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of March 31, 2012, FHLB borrowed funds totaled $110.3 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $172.6 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012(1)	2011(1)	2012(1)	2011(1)

Return on average assets	0.83%	0.80%	0.86%	0.88%
Return on average equity	8.22%	7.74%	8.54%	8.55%
Average interest rate spread	3.90%	4.04%	3.94%	4.05%
Nonperforming assets to total assets	1.43%	2.22%	1.43%	2.22%
Nonperforming loans to total loans	1.80%	2.65%	1.80%	2.65%
Average net interest margin	4.08%	4.25%	4.12%	4.27%
Tangible book value per share	$37.91	$35.47	$37.91	$35.47

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At March 31, 2012 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2012.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1–31, 2012	-	$-	-	16,331
February 1-29, 2012	6,900	36.60	6,900	62,000
March 1-31, 2012	2,000	37.15	2,000	60,000
Total	8,900	$36.72	8,900	60,000

The repurchase plan announced February 23, 2012, authorizing the repurchase of up to 62,000 shares, has no expiration date for the authorized share repurchases under this plan.

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

TECHE HOLDING COMPANY
Date: May 14, 2012	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ J.L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)