Form 10-Q
period 2012-06-30
TECHE HOLDING CO
filed 2012-08-14
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 1, 2012.

Class	2,028,152
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2012	September 30, 2011*
ASSETS	(unaudited)

Cash and due from banks	$15,610	$13,541
Interest-bearing deposits	19,295	15,614
Securities available-for-sale at fair value	21,984	25,148
Securities held-to-maturity—at amortized cost (estimated fair value of $75,079 and $82,859)	72,861	80,598
Loans receivable—net of allowance for loan losses of $8,411 and $8,331	652,124	600,271
Accrued interest receivable	2,439	2,320
Investment in Federal Home Loan Bank stock, at cost	6,520	5,318
Real estate owned, net	625	1,405
Prepaid expenses and other assets	4,620	5,021
Goodwill	3,647	3,647
Life insurance contracts	14,360	13,905
Premises and equipment, net	29,683	26,415

TOTAL ASSETS	$843,768	$793,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$615,464	$598,582
Advances from Federal Home Loan Bank	139,955	108,183
Advance payments by borrowers for taxes and insurance	2,651	2,436
Accrued interest payable	358	319
Accounts payable and other liabilities	3,660	3,696

TOTAL LIABILITIES	762,088	713,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,722,114 and 4,688,697 shares issued, 2,025,715 and 2,062,040 outstanding	47	47
Additional paid-in capital	54,445	53,372
Retained earnings	81,171	78,203
Unearned compensation	-	(65)
Treasury stock, 2,696,399 and 2,626,657 shares - at cost	(54,618)	(52,058)
Accumulated other comprehensive loss on held-to-maturity securities	(291)	(353)
Accumulated other comprehensive income on available for sale securities	926	841

TOTAL STOCKHOLDERS’ EQUITY	81,680	79,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843,768	$793,203

See Notes to Unaudited Consolidated Financial Statements.

*  derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

INTEREST INCOME
Interest and fees on loans	$9,124	$9,083	$27,381	$27,550
Interest and dividends on investments	454	532	1,464	1,503
Other interest income	147	143	453	444
TOTAL INTEREST INCOME	9,725	9,758	29,298	29,497

INTEREST EXPENSE:
Deposits	981	1,265	3,209	4,122
Advances from Federal Home Loan Bank	1,012	920	2,976	2,968
TOTAL INTEREST EXPENSE	1,993	2,185	6,185	7,090
NET INTEREST INCOME	7,732	7,573	23,113	22,407

PROVISION FOR LOAN LOSSES	510	1,000	1,410	3,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,222	6,573	21,703	19,257

NON INTEREST INCOME:
Total other-than temporary impairment losses	(35)	(87)	(35)	(87)
Portion of impairment losses recognized in or reclassified from other comprehensive loss	(93)	28	(93)	28
Net impairment losses recognized in earnings	(128)	(59)	(128)	(59)
Service charges and other	3,509	3,749	10,725	11,013
Gain on sale of premises and equipment	-	-	-	103
Gain on equity securities	-	6	-	15
Gain on sale of loans	71	4	71	22
Other income	199	189	633	627
TOTAL NON INTEREST INCOME	3,651	3,889	11,301	11,721

NON INTEREST EXPENSE:
Compensation and employee benefits	4,576	4,325	13,475	12,518
Occupancy expense	1,660	1,555	4,826	4,473
Marketing and professional	740	664	2,397	2,198
FDIC premiums and assessment	145	225	424	674
Other operating expenses	1,166	1,007	4,057	3,414
TOTAL NON INTEREST EXPENSE	8,287	7,776	25,179	23,277

INCOME BEFORE INCOME TAXES	2,586	2,686	7,825	7,701
INCOME TAXES	854	896	2,613	2,574
NET INCOME	$1,732	$1,790	$5,212	$5,127
BASIC EARNINGS PER COMMON SHARE	$0.84	$0.86	$2.53	$2.48
DILUTED EARNINGS PER COMMON SHARE	$0.83	$0.85	$2.50	$2.45
See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income	$1,732	$1,790	$5,212	$5,127
Reclassification of realized losses (gains), net of tax	-	(4)	-	(10)

Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	-	(18)	-	(18)

Previously recorded non-credit OTTI loss reclassed and recognized as a loss in the statement of income	62	-	62	-

Unrealized gains (losses), net of tax	100	150	85	177

Comprehensive income	$1,894	$1,918	$5,359	$5,276

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	For the Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,212	$5,127
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments and mortgage-backed securities, net	(81)	(308)
Impairment of debt securities	128	59
Provision for loan losses	1,410	3,150
Provision for real estate owned	412	2
Gain on sale of land	-	(103)
(Gain) Loss on sale of OREO	82	(62)
Gain on securities	-	(15)
Gain on sale of loans	(71)	(22)
Depreciation	1,177	1,077
Excess tax benefits from share-based payment arrangements	(29)	(29)
Stock-based compensation	468	408
Change in accounts payable and other liabilities	(36)	(410)
Change in life insurance contracts	(455)	(444)
Change in prepaid expenses and other assets	401	(182)
Change in accrued interest payable	39	(104)
Other– net	8	262
Net cash provided by operating activities	8,665	8,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(482)	(13,876)
Purchase of securities held to maturity	(6,819)	(19,729)
Proceeds from sale of equity securities	-	71
Principal repayments and proceeds from sale of mortgage-backed securities available for sale	3,649	2,839
Principal repayments of securities held to maturity	14,505	4,663
Net loan (originations) repayments	(56,580)	3,840
Purchase of loans	(1,380)	-
Proceeds from sale of loan participations	3,913	1,969
(Purchase) redemption of FHLB stock	(1,202)	1,511
Proceeds from sale of land	-	499
Proceeds from sale of OREO	1,141	990
Purchase of premises and equipment	(4,445)	(964)
Net cash used in investing activities	(47,700)	(18,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of ESOP loan	65	196
Net increase in deposits	16,882	45,968
Net (decrease) increase in FHLB advances	31,772	(20,484)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	215	(559)
Proceeds from exercise of stock options	626	77
Dividends paid	(2,244)	(2,226)
Excess tax benefits from share-based payment arrangements	29	29
Purchase of common stock for treasury	(2,560)	(673)
Net cash provided by financing activities	44,785	22,328

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,750	12,547
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,155	40,655
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,905	$53,202

Supplemental schedule of noncash investing activities:
Transfer from loans to real estate owned	1,262	2,713
Loans originated to finance sale of real estate owned	407	268

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2012 and September 30, 2011 and for the three and nine months ended June 30, 2012 and 2011, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  Certain items related to the financial statements dated September 30, 2011 were reclassified to conform to the June 30, 2012 financial statements.  The reclassification had no impact on net income or shareholders’ equity.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,055	2,073	2,060	2,071
Effect of dilutive securities:
Common stock equivalents	23	23	21	23
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,078	2,096	2,081	2,094

For the three and nine months ended June 30, 2012 and 2011, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amounted to approximately 47,200 and 149,000 for the three and nine months ended June 30, 2012 and 2011, respectively.

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

ASU –Accounting Standards Update (2011-12), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive in Accounting Standards Update No. 2011-05.  This amendment effectively defers only those changes that related to the presentation of reclassification adjustments out of accumulated other comprehensive income and will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a nonrecurring basis, such as securities held-to-maturity, loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting, other than temporary impairment accounting or impairments of individual assets.

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

The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three and nine months ended June 30, 2012, there were no transfers between levels.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value if the impaired loan is collateral-dependent, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through an internal review process.  Other methods used to determine fair value are enterprise value, liquidation value and discounted cash flows.  The fair value of impaired loans that are not collateral dependent would require a measure using a discounted cash flow analysis considered to be a Level 3 input.  Fair value is re-assessed at least quarterly, or more frequently when circumstances occur that indicate a change in fair value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present the fair value measurements of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2012 and September 30, 2011, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		Fair Value Measurements using:
	Fair Value At June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,729	$-	$1,729	$-
Federal Home Loan Mortgage Corp.	2,427	-	2,427	-
Federal National Mortgage Assoc.	14,839	-	14,839	-
Total mortgage-backed securities	$18,995	$-	$18,995	$-

CMOs:
Government National Mortgage Assoc.	$1,881	$-	$1,881	$-
Other equity securities	1,108	1,108	-	-
Total recurring	$21,984	$1,108	$20,876	$-

Assets valued on a non-recurring basis:
CMOs: Private label	$356	$-	$356	$-
Impaired loans	4,388	-	-	4,388
Other real estate owned	625	-	-	625
Total non-recurring	$5,369	$-	$356	$5,013

		Fair Value Measurements using:
	Fair Value At September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,833	$-	$1,833	$-
Federal Home Loan Mortgage Corp.	3,434	-	3,434	-
Federal National Mortgage Assoc.	17,179	-	17,179	-
Total mortgage-backed securities	$22,446	$-	$22,446	$-

CMOs:
Government National Mortgage Assoc.	$2,183	$-	$2,183	$-
Other equity securities	519	519	-	-
Total recurring	$25,148	$519	$24,629	$-
Assets valued on a non-recurring basis:
CMOs: Private Label	$96	$-	$96	$-
Mortgage-backed securities: Private Label	796	-	796	-
Impaired loans	6,821	-	-	6,821
Other real estate owned	1,405	-	-	1,405
Total non-recurring	$9,118	$-	$892	$8,226

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
June 30, 2012:

Impaired Loans	$4,388	Property appraisals	Management discount for property type and recent market volatility	5%-30% discount

Other real estate owned	$625	Property appraisals	Management discount for property type and recent market volatility	10%-68% discount

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at June 30, 2012.  The FHLB of Dallas is still redeeming stock.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

    The estimated fair values of the Company’s financial instruments are as follows at June 30, 2012 and September 30, 2011:

	June 30, 2012
(In thousands)			Fair Value Measurements at June 30, 2012

	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,905	$34,905	$34,905	$-	$-
Investment securities	94,845	97,063	1,108	95,955	-
FHLB stock	6,520	6,520	-	6,520	-
Accrued interest receivable	2,439	2,439	-	2,439	-
Life Insurance contracts	14,360	14,360	-	14,360	-
Loans receivable, net	652,124	651,593	-	-	651,593

Financial liabilities:
Deposits	615,564	619,281	93,896	525,385	-
Advance from Federal Home Loan Bank	139,955	149,963	-	149,963	-
Accrued interest payable	358	358	-	358	-

	September 30, 2011
	Carrying	Estimated
	Amount	Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$29,155	$29,155
Investment securities	105,746	108,007
FHLB stock	5,318	5,318
Accrued interest receivable	2,320	2,320
Life Insurance contracts	13,905	13,905
Loans receivable, net	600,271	629,541

Financial liabilities:
Deposits	$598,582	$603,251
Advance from Federal Home Loan Bank	108,183	116,879
Accrued interest payable	319	319

NOTE 6 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

	June 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,675	$54	$-	$1,729
Federal Home Loan Mortgage Corp.	2,340	87	-	2,427
Federal National Mortgage Assoc.	13,976	863	-	14,839
	17,991	1,004	-	18,995

CMOs:
Government National Mortgage Assoc.	1,701	180	-	1,881
Other equity securities	868	244	(4)	1,108
Total	$20,560	$1,428	$(4)	$21,984

	September 30, 2011
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,772	$61	$-	$1,833
Federal Home Loan Mortgage Corp.	3,343	91	-	3,434
Federal National Mortgage Assoc.	16,367	812	-	17,179
	21,482	964	-	22,446

CMOs:
Government National Mortgage Assoc.	1,987	196	-	2,183
Other equity securities	386	136	(3)	519
Total	$23,855	$1,296	$(3)	$25,148

The amortized cost and estimated fair values of securities held-to-maturity are as follows:

	June 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$46,933	$-	$-	$46,933
Mortgage-backed securities:
Federal National Mortgage Assoc.	19,288	1,130	(1)	20,417
Federal Home Loan Mortgage Corp.	4,248	338	-	4,586
Private Label	1,173	380	(58)	1,495
CMOs:
Federal Home Loan Mortgage Corp.	82	2	-	84
Federal National Mortgage Assoc.	905	71	-	976
Private Label	232	356	-	588
Total	$72,861	$2,277	$(59)	$75,079

	September 30, 2011
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$47,975	$-	$-	$47,975
Mortgage-backed securities:
Federal National Mortgage Assoc.	24,200	1,194	(1)	25,393
Federal Home Loan Mortgage Corp.	5,530	451	-	5,981
Private Label	1,377	367	(102)	1,642
CMOs:
Federal Home Loan Mortgage Corp.	129	1	-	130
Federal National Mortgage Assoc.	1,067	52	-	1,119
Private Label	320	300	(1)	619
	$80,598	$2,365	$(104)	$82,859

Details concerning available-for-sale securities with unrealized losses as of June 30, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale
Marketable equity securities	$83	$(2)	$5	$(2)	$88	$(4)
Total	$83	$(2)	$5	$(2)	$88	$(4)

Details concerning held-to-maturity securities with unrealized losses as of June 30, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Held-to-maturity
Investment securities:
Mortgage-backed securities:
Private Label	$100	$(4)	$293	$(54)	$393	$(58)
Federal National Mortgage Association	117	(1)	-	-	117	(1)
Total	$217	$(5)	$293	$(54)	$510	$(59)

Details concerning available-for-sale securities with unrealized losses as of September 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	Losses	value	losses	value	losses
Available-for-Sale
Marketable equity securities	$7	$(3)	$-	$-	$7	$(3)
	$7	$(3)	$-	$-	$7	$(3)

Details concerning held-to-maturity securities with unrealized losses as of September 30, 2011 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Held-to-Maturity
Mortgage backed securities
Private Label	$231	$(13)	$499	$(89)	$730	$(102)
Federal National Mortgage Association	199	(1)	-	-	199	(1)
CMOs:
Private label	48	(1)	-	-	48	(1)
	$478	$(15)	$499	$(89)	$977	$(104)

The Bank had a total of 20 securities classified as held-to-maturity in an unrealized loss position; with total gross unrealized losses of $ 59,000 as of June 30, 2012.

Management of the Company has asserted that they have no intent to sell impaired securities and it is more likely than not that impaired securities will not be required to be sold. These unrealized losses generally result from changes in market interest rates and as a result of the disruption in the existing mortgage securities market due to illiquidity in certain sectors of that market.  The unrealized losses associated with investment securities issued by government sponsored enterprises (GSEs) are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are guaranteed by these agencies.  GSEs have access to additional capital and liquidity resources from the U.S. Treasury, which indicates that they will be able to honor their guarantees, related to the contractual cash flows of the MBS that they have issued.  In the case of securities issued by the Government National Mortgage Association, the securities are fully guaranteed by an agency of  the U.S. Government.

The private label mortgage backed securities and CMOs are not backed by the full faith and credit of the U.S. Government.  For each private label security, the duration of the impairment, credit support and cash flows were assessed to determine whether the security was temporarily or other than temporarily impaired.  Management evaluates the actual mortgage delinquencies, foreclosures, and real estate owned for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  Based upon such evaluation, it was determined that some securities have been other-than-temporarily impaired and a corresponding charge to earnings for credit related impairment was recognized with the non-credit related impairment recognized in other comprehensive income.  There was $128,000 of realized credit losses in the private label securities portfolio for the three and  nine months ended June 30, 2012.  In the performance of cash flow analysis on private label securities, management determined impaired securities with non-credit losses previously recognized in other comprehensive income had additional credit losses.  Accordingly, management reclassified previous non-credit losses in the amount of $93,000 from other comprehensive income into earnings for the three and nine months ended June 30, 2012.  All private label securities with no other than temporary impairment have been determined to have sufficient credit support and cash flows to recover the amortized cost of the related securities.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2012, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	19,692	20,876
Equity securities	868	1,108
Total	$20,560	$21,984

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2012, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$35,286	$35,286
Due after one year but within five years	11,647	11,647
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	46,933	46,933

Mortgage-backed securities	25,928	28,146
Total	$72,861	$75,079

There were no impairment losses in the equity securities portfolio for the nine months ended June 30, 2012. Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the nine months ended June 30, 2012 (in thousands).

Beginning balance of credit losses	$1,563
Amount related to credit losses for securities for which an other-than-temporary impairment was not previously recognized in earnings	118
Amount related to credit losses for securities for which an other-than-temporary impairment was recognized in earnings	10
Reduction for realized losses	(134)
Ending balance of cumulative credit losses recognized in earnings	$1,557

The assumptions used to estimate credit related losses are based on estimates obtained from third parties and cash flow projections.  The assumptions used to determine the cash flows were based on estimates of loss severity, credit default, and prepayment speeds developed from third party servicers’ reports.

NOTE 7-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	Jun 30,‘12	%Total	Sept 30, ‘11	%Total
(in 000’s)
Commercial real estate loans	$120,988	18.2%	$111,558	18.2%
Commercial non-real estate loans	31,564	4.8%	27,403	4.5%
Commercial-construction loans	11,732	1.8%	9,473	1.6%
Commercial-land	13,374	2.0%	15,721	2.6%
Residential-construction loans	8,288	1.3%	10,604	1.7%
Residential-real estate loans	398,475	60.1%	356,950	58.5%
Consumer-Mobile home loans	36,910	5.6%	38,285	6.3%
Consumer-other	41,144	6.2%	40,227	6.6%
Total Loans	662,475	100.0%	610,221	100.0%
Less:
Allowance for loan losses	8,411		8,331
Deferred loan fees	1,940		1,619
Total Net Loans	$652,124		$600,271

Residential real estate loans increased $41.5 million mainly due to originations of 15 year term conforming one-to-four family mortgage loans.  Commercial real estate loans increased $9.4 million mainly due to four new large commercial real estate loans that total $8.9 million at June 30, 2012.  At June 30, 2012 approximately $289.3 million of loans receivable were pledged as collateral securing advances from the FHLB.

At June 30, 2012 the Company was in an asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment. In the current operating environment, the Company is biased toward rising market interest rates and the timing of such increases, if any, is unknown. With the increase in the Company’s portfolio of conforming one-to-four family fixed interest rate loans at historically low market interest rates, the future sale of a portion of this portfolio could be a possibility and in keeping with one of the methods used by the Company to manage interest rate risk in the past.  There is no present intent to sell these loans, however.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in 000’s)	2012	2011	2012	2011
Beginning ALLL	$8,450	$10,452	$8,331	$9,256
Provision for Loan Losses	510	1,000	1,410	3,150
Net Charge-offs	(549)	(3,329)	(1,330)	(4,283)
Ending ALLL	$8,411	$8,123	$8,411	$8,123

Non-accrual loans at both June 30, 2012 and September 30, 2011 was approximately $10.1 million. The Company had total impaired loans of approximately $9.3 million and $8.7 million at June 30, 2012 and September 30, 2011, respectively.  Specific reserves allocated to impaired loans totaled zero and $548 thousand as of June 30, 2012 and September 30, 2011, respectively.  Impaired loans totaling approximately $9.3 million and $2.6 million had no specific reserves allocated as of June 30, 2012 and September 30, 2011, respectively.

Allowance for Loan Losses and Recorded Investment in Loans as of June 30, 2012 and September 30, 2011 and for the three and nine months ended June 30, 2012 and June 30, 2011.

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

The table below provides an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended June 30, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,008	$139	$433	$82	$4,332	$270	$596	$590	$8,450
Charge-offs	100	-	-	-	193	165	65	43	566
Recoveries	3	-	-	-	5	-	8	1	17
Provision	99	1	-	-	161	148	67	34	510
Ending balance	$2,010	$140	$433	$82	$4,305	$253	$606	$582	$8,411

	Quarter Ended June 30, 2011
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$3,083	$128	1,570	$69	$4,190	$226	$619	$567	$10,452
Charge-offs	1,232	51	1,367	-	520	5	103	58	3,336
Recoveries	-	-	-	-	-	-	6	1	7
Provision	248	10	25	7	519	31	85	75	1,000
Ending balance	$2,099	$87	$228	$76	$4,189	$252	$607	$585	$8,123

	Nine Months Ended June 30, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$1,991	$136	$425	$78	$4,274	$258	$593	$576	$8,331
Charge-offs	400	-	250	-	467	165	176	65	1,523
Recoveries	159	-	-	-	11	-	14	9	193
Provision	260	4	258	4	487	160	176	61	1,410
Ending balance	$2,010	$140	$433	$82	$4,305	$253	$607	$581	$8,411

	Nine Months Ended June 30, 2011
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,402	$68	$1,076	$61	$4,173	$327	$640	$509	$9,256
Charge-offs	1,461	51	1,367	-	1,041	138	201	72	4,331
Recoveries	-	-	-	-	33	1	8	6	48
Provision	1,158	70	519	15	1,024	62	160	142	3,150
Ending balance	$2,099	$87	$228	$76	$4,189	$252	$607	$585	$8,123

	As of June 30, 2012
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment	$2,010	$140	$433	$82	$4,305	$253	$607	$581	$8,411

Loans: Ending Balance Collectively evaluated for impairment	$117,028	$11,076	$9,440	$8,288	$397,913	$31,399	$36,910	$41,144	$653,198

Ending Balance individually evaluated for impairment	$3,960	$656	$3,934	$-	$562	$165	$-	$-	$9,277

	As of September 30, 2011
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$233	$-	$250	$-	$65	$-	$-	$-	$548

Collectively evaluated for impairment	$1,758	$136	$175	$78	$4,209	$258	$593	$576	$7,783

Loans: Ending Balance Collectively evaluated for impairment	$109,181	$8,452	$10,888	$10,604	$356,545	$27,345	$38,285	$40,227	$601,527

Ending Balance individually evaluated for impairment	$2,377	$1,021	$4,833	$-	$405	$58	$-	$-	$8,694

Credit Quality Indicators
As of June 30, 2012

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

Prime – Credits secured by cash (accounts held in the Bank), stocks, bonds (companies with debt ratings of “A” or better), U.S. Government securities with advance rates within bank policy and cash value of insurance policies (with sound AM Best rating).

Excellent – Borrowers that demonstrate exceptional credit fundamentals, including stable and predictable profit margins, cash flows, strong liquidity, conservative balance sheet and significant historical cash flow coverage of existing and pro-forma debt service coverage. Credits rated Excellent will have a strong primary source of repayment usually consisting of strong historical cash flows along with strong secondary and tertiary repayment sources.  Subsequent repayment sources could consist of financially strong guarantors, low loan to value ratios on collateral with a strong secondary market or resale source. Companies fitting the profile of minimal risk will have low leverage, a defined management succession plan and a broad product mix.

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at June 30, 2012

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$2,854	$-	$2,854	1.6%
Excellent	-	-	100	-	100	0.1
Average	8,039	10,638	26,458	95,392	140,527	79.1
Satisfactory	660	66	1,987	20,063	22,776	12.8
Special Mention	741	372	-	1,573	2,686	1.5
Substandard	3,934	656	165	3,960	8,715	4.9
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$13,374	$11,732	$31,564	$120,988	$177,658	100.0%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2011

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,489	$-	$3,489	2.1%
Excellent	-	-	50	8	58	0.1
Average	9,025	6,353	22,255	83,568	121,201	73.8
Satisfactory	1,738	1,687	993	23,600	28,018	17.1
Special Mention	166	381	558	2,534	3,639	2.2
Substandard	4,792	1,052	58	1,848	7,750	4.7
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$15,721	$9,473	$27,403	$111,558	$164,155	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at June 30, 2012

(in thousands)	Residential- Real Estate Construction	Residential- Real Estate	Total

Grade:
Pass	$8,288	$393,421	$401,709
Special Mention	-	329	329
Substandard	-	4,725	4,725
Loss	-	-	-
Total	$8,288	$398,475	$406,763

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2011

(in thousands)	Residential- Real Estate Construction	Residential- Prime	Total

Grade:
Pass	$10,604	$353,447	$364,051
Special Mention	-	183	183
Substandard	-	3,320	3,320
Loss	-	-	-
Total	$10,604	$356,950	$367,554

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at June 30, 2012

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$36,472	$40,799	$77,271
Nonperforming	438	345	783
Total	$36,910	$41,144	$78,054

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2011

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$37,906	$40,108	$78,014
Nonperforming	379	119	498
Total	$38,285	$40,227	$78,512

Age Analysis of Past Due Loans
As of June 30, 2012

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$1,029	$559	$1,588	$119,400	$120,988	$-
Commercial non-real estate loans	35	-	35	31,529	31,564	-
Commercial-construction loans	722	-	722	11,010	11,732	-
Commercial-land	-	121	121	13,253	13,374	-
Residential-construction loans	-	-	-	8,288	8,288	-
Residential-real estate loans	4,013	4,624	8,637	389,838	398,475	293
Consumer-Mobile home loans	876	438	1,314	35,596	36,910	-
Consumer-other	489	345	834	40,310	41,144	-
Total	$7,164	$6,087	$13,251	$649,224	$662,475	$293

Age Analysis of Past Due Loans
As of September 30, 2011

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$660	$1,275	$1,935	$109,623	$111,558	$-
Commercial non-real estate loans	60	-	60	27,343	27,403	-
Commercial-construction loans	381	258	639	8,834	9,473	-
Commercial-land	500	360	860	14,861	15,721	239
Residential-construction loans	-	-	-	10,604	10,604	-
Residential-real estate loans	4,922	3,041	7,963	348,987	356,950	554
Consumer-Mobile home loans	1,025	379	1,404	36,881	38,285	-
Consumer-other	564	320	884	39,343	40,227	-
Total	$8,112	$5,633	$13,745	$596,476	$610,221	$793

Impaired Loans
For the three and nine months ended June 30, 2012

				This Quarter		Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$3,455	$4,439	$-	$3,584	$5	$4,282	$5
Commercial non-real estate	165	165	-	166	1	255	3
Commercial-construction loans	656	656	-	656	-	656	-
Commercial-land	3,934	5,551	-	3,987	8	4,336	11
Residential-real estate loans	1,067	1,303	-	1,154	12	1,277	33
Subtotal:	9,277	12,114	-	9,547	26	10,806	52
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-	-	-
Commercial-land	-	-	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-	-	-
Subtotal:	-	-	-	-	-	-	-
Totals:
Commercial	8,210	10,811	-	8,393	14	9,529	19
Residential	1,067	1,303	-	1,154	12	1,277	33
Total	$9,277	$12,114	$-	$9,547	$26	$10,806	$52

Impaired Loans
For the year ended September 30, 2011

				Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$1,128	$2,095	$-	$1,713	$20
Commercial non-real estate	58	58	-	78	6
Commercial-construction loans	1,021	1,072	-	1,054	-
Commercial-land	360	754	-	621	8
Residential-real estate loans	-	-	-	-	-
Subtotal:	2,567	3,979	-	3,466	34
With an allowance recorded:
Commercial real estate loans	1,249	1,350	233	1,383	88
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,473	5,445	250	5,121	-
Residential-real estate loans	405	405	65	355	20
Subtotal:	6,127	7,200	548	6,859	108
Totals:
Commercial	8,289	10,774	483	9,970	122
Residential	405	405	65	355	20
Total	$8,694	$11,179	$548	$10,325	$142

Modifications
As of June 30, 2012

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructuring occurring during the nine months ended June 30, 2012:
Commercial real estate loans	3	$2,261	$2,261
Commercial non-real estate	1	127	127
Total	4	$2,388	$2,388

Three commercial loans totaling 2.3 million were classified as troubled debt restructurings due to a modification of terms allowing customer to make interest only payments for an amount of time.  One commercial loan secured by equipment for $127,000 was also classified as troubled debt restructure due to a modification of terms allowing customer to make interest only payments for an amount of time.

As of June 30, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

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

Three commercial real estate loans totaling $2.2 million were classified as troubled debt restructurings due to a modification of terms allowing the customer to make interest only payments for an amount of time.  One large commercial land loan totaling $3.5 million was classified as a troubled debt restructuring due to a repayment plan agreed to by the bankruptcy court.  Commercial construction loans totaling $787,000 were classified as troubled debt restructurings due to a repayment plan agreed to by the bankruptcy court.  One customer relationship with three residential real estate loans totaling $356,000 was modified by an extension of term and reduction in interest rate to obtain a lower payment for the customer.  The effect on net interest income of troubled debt restructurings is insignificant for the nine months ended June 30, 2011.

Loans on Nonaccrual Status
At June 30, 2012 and September 30, 2011

(in thousands)	June 30, 2012	September 30, 2011

Commercial real estate loans	$559	$1,275
Commercial non-real estate loans	-	-
Commercial-construction loans	656	1,021
Commercial-land	3,934	4,594
Residential-construction loans	-	-
Residential-real estate loans	4,331	2,487
Consumer-Mobile home loans	438	379
Consumer-other	345	322
Total	$10,263	$10,078

A significant portion of total nonaccrual loans at June 30, 2012 was related to a $ 3.8 million commercial land loan along with a $ 0.7 million commercial construction loan totaling to a $ 4.5 million commercial credit relationship involving a residential land development and four show homes in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  This same relationship at September 30, 2011 amounted to a $ 4.6 million commercial land loan along with a $ 0.8 million commercial construction loan totaling $ 5.4 million.

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at June 30, 2012 amounted to $ 843.8 million, an increase of $ 50.6 million or 6.37 % as compared to $ 793.2 million at September 30, 2011. The increase was due to an increase in loans receivable.

Securities available-for-sale totaled $ 22.0 million and securities held to maturity totaled $ 72.9 million at June 30, 2012, which, combined, represented a decrease of $ 10.9 million or 10.31 % as compared to September 30, 2011. The decrease was primarily due to normal principal repayments on the existing portfolio along with maturities of certificates of deposit at other banks.

Loans receivable, net of allowance for loan losses, totaled $ 652.1 million at June 30, 2012, which represented an increase of $ 51.9 million or 8.64 % compared to September 30, 2011. The increase was mainly due to originations of 15 year term conforming one-to-four family mortgage loans and commercial loans.

FHLB stock increased $1.2 million due to stock purchases related to an increase in FHLB advances.

Total deposits, after interest credited, at June 30, 2012 were $ 615.5 million, which represented an increase of $ 16.9 million or 2.82 % as compared to September 30, 2011. The increase was due to increases in non-interest and interest bearing checking accounts, along with increases in money market, and savings, offset slightly by decreases in time deposits and money market accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 20.1 months.

Advances increased $ 31.8 million or 29.37 % as compared to the amount at September 30, 2011. The increase was due to new advances in the amount of $ 57.7 million offset by maturities in the amount of $ 22.7 million and $ 3.2 million in normal principal payments on existing advances.

Stockholders’ equity was $ 81.7 million at June 30, 2012 and $80.0 million at September 30, 2011. The increase was due primarily to net income less dividend payments of $ 2.2 million and stock repurchases of $ 2.6 million.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

Net Income. The Company had net income of $ 1.7 million or $ 0.83 per diluted share, and $ 5.2 million or $2.50 per diluted share, for the three and nine months ended June 30, 2012 as compared to net income of $1.8 million or $0.85 per diluted share, and $5.1 million or $2.45 per diluted share, for the three and nine month periods ended June 30, 2011, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $33 thousand or 0.34% and $199 thousand or 0.67% for the three and nine months ended June 30, 2012, respectively, as compared to the same periods ended June 30, 2011.  The average yield on loans decreased to 5.63 % and 5.75%, respectively, for the three and nine months ended June 30, 2012, from 6.20% and 6.22%, respectively, for the same periods in 2011.  Loan yields have trended downward because of the low interest rate environment.

Total Interest Expense. Total interest expense decreased $192 thousand or 8.79 % and $905 thousand or 12.76%, respectively, for the three and nine month periods ended June 30, 2012 as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.75% and 0.82% for the three and nine months ended June 30, 2012 compared to 0.96% and 1.06%, for the same periods in 2011.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.  The decrease in rates on Federal Home Loan Bank advances has also contributed to the decrease in total interest expense.

Net Interest Income. Net interest income increased $159 thousand or 2.10% and increased $706 thousand or 3.15%, respectively, for the three and nine month periods ended June 30, 2012, as compared to the same periods ended June 30, 2011. The increase for the three month period ended June 30, 2012 in net interest income was primarily due to a decrease in rates on interest bearing liabilities.  The increase for the nine month period ended June 30, 2012 in net interest income was primarily due to a decrease in the cost of interest bearing liabilities offset somewhat by a decrease in rates on earning assets.

Provision for Loan Losses.  Management recorded a $ 1.4 million provision for the fiscal year to date as compared to a provision of $3.2 million for the first nine months of fiscal 2011, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at June 30, 2012 was 1.27% compared to 1.37% at September 30, 2011 and 1.39% at June 30, 2011.  The decrease in the overall ratio of the allowance for loan losses to total loans for the quarter was due to growth in the loan portfolio and improving credit quality metrics.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans are past due.  Non-performing loans as a percent of total loans were 1.62% at June 30, 2012, compared to 1.81% at September 30, 2011 and 2.02% at June 30, 2011.  Non-performing loans includes a $ 4.5 million commercial credit relationship involving a residential land development and four show homes in the Baton Rouge market area the borrower of which filed for protection under Chapter 11 Bankruptcy, which represents 42.31% of non-performing loans at June 30, 2012.

Non-Interest Income. Total non-interest income decreased $238 thousand and decreased $420 thousand for the three and nine month periods ended June 30, 2012, respectively as compared to the same periods in 2011. The decrease in both the three and nine months ended June 30, 2012 is attributable to a decrease in NSF fee income.  The decrease in NSF charge income was due to a change in the way the Bank assesses non-sufficient funds fees.  The decrease in NSF Fees can be attributed to the implementation of a daily overdraft fee cap per account on items paid and an overall general decline in NSF item volume related to customer behavior. Other-than-temporary impairment expenses for the quarter ended June 30, 2012 totaled $128 thousand compared to $60 thousand at June 30, 2011.

Non-Interest Expense.  Total non-interest expense increased $511 thousand and $1.9 million, respectively, during the three and nine months ended June 30, 2012, as compared to the same periods in 2011.  The increase was due primarily to a decrease in values on foreclosed real estate, along with an increase in occupancy expense which was due to a branch renovation, compensation which was due to normal annual payroll adjustments and increases in deposit and loan incentive payments and employee benefits offset slightly by a decrease in FDIC premiums and assessments due to a reduction in the assessment rate.  Adjustments to other real estate owned totaled $412 thousand for the nine months ended June 30, 2012 compared to only $2 thousand last year, with the largest charge being $228 thousand on a commercial real estate property.

Income Tax Expense. Income tax expense decreased by $42 thousand and increased $39 thousand, respectively, during the three and nine months ended June 30, 2012 as compared to the same periods in 2011.  The decrease in tax expense for the three month comparative period was due to income before taxes being lower.  The decrease for the comparative nine month period was due to a lower effective tax rate.  The Company’s effective tax rate was 33.02% and 33.36% for the three and nine months ended June 30, 2012 respectively as compared to 33.36% and 33.42% for the comparable 2011 periods.

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

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At June 30, 2012 the Bank was in compliance with its regulatory capital requirements as follows:

(000’s)

	Required	Required to be
	Minimum Ratio	Well Capitalized	Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	12.53%	13.49%
Total risk-based capital	8.00%	10.00%	13.78%	14.76%
Leverage Ratio	4.00%	5.00%	8.63%	9.30%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at June 30, 2012.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of June 30, 2012, FHLB borrowed funds totaled $140.0 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $ 166.0 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012(1)	2011(1)	2012(1)	2011(1)

Return on average assets	0.83%	0.92%	0.85%	0.89%
Return on average equity	8.28%	8.96%	8.45%	8.69%
Interest rate spread	3.87%	4.03%	3.92%	4.04%
Average net interest margin	4.06%	4.24%	4.10%	4.26%
Nonperforming assets to total assets	1.34%	1.82%	1.34%	1.82%
Nonperforming loans to total loans	1.62%	2.02%	1.62%	2.02%
Tangible book value per share	$38.51	$36.11	$38.51	$36.11

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At June 30, 2012 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2012.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1–30, 2012	25,514	$37.35	25,514	34,486
May 1-31, 2012	4,000	37.04	4,000	30,486
June 1-30, 2012	26,389	36.51	26,389	4,097
Total	55,903	$36.93	55,903	4,097

The repurchase plan announced February 23, 2012, authorizing the repurchase of up to 62,000 shares, has no expiration date for the authorized share repurchases under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	To be filed by amendment as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHE HOLDING COMPANY
Date: August 14, 2012	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)