Form 10-K
period 2012-09-30
TECHE HOLDING CO
filed 2012-12-26
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2012
- or -
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission Number:  1-13712

TECHE HOLDING COMPANY
(Exact name of Registrant as specified in its Charter)

Louisiana	72-1287456
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana	70560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (337) 560-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NYSE MKT on March 31, 2012, was $48 million.

As of December 4, 2012 there were 2,040,011issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2012 Annual Report to Stockholders (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (Part III)

TECHE HOLDING COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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

On June 21, 2011, the Bank completed the conversion of its existing federal savings bank charter to that of a Louisiana commercial bank charter (the “Charter Conversion”).  Upon completion of the Charter Conversion, the Bank became a Louisiana state-chartered commercial bank regulated by the Commissioner of the Office of Financial Institutions of the State of Louisiana (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”) and the Company became a bank holding company regulated by the Federal Reserve Board

The Bank offers a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge, St. Landry and Ascension Parishes, Louisiana (the “primary market area”).  Teche Federal operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has nineteen other offices.  As of September 30, 2012, the Bank had 254 full-time and 69 part-time employees.

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

The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from other financial institutions in its primary market area, including savings banks, commercial banks and savings associations, credit unions and investment and mortgage brokers in serving its primary market area. Competition is also increasing from non-traditional providers of financial services. The Bank also originates mortgage loans through its branch offices, secured by properties throughout its primary market area and other locations in Louisiana.

Lending Activities

The Bank’s lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank’s primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, Smart mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and non-real estate loan portfolios, consumer loans and Smart mortgage loans for retention in the Company’s loan portfolio. Smart mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank’s standard loan underwriting criteria. Smart mortgage loans are residential real estate loans that are underwritten to established Bank criteria, but may or may not conform to secondary market requirements. Smart mortgage loans comprised $111 million, or 16.5%, of the total loan portfolio. For more information regarding loans see Note 4 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.  At September 30, 2012, SmartGrowth Loans totaled $479.7 million or 71.1% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans	$120,557	17.8%	$111,558	18.3%	$118,858	19.9%	$119,602	20.0%	$104,555	17.7%
Commercial non-real estate loans	34,032	5.0	27,403	4.5	30,929	5.2	30,434	5.1	29,710	5.0
Commercial-construction loans	7,357	1.1	9,473	1.5	5,526	0.9	6,814	1.1	8,196	1.4
Commercial-land	13,312	2.0	15,721	2.6	19,004	3.2	20,531	3.4	17,351	2.9
Residential-construction loans	9,478	1.4	10,604	1.7	4,320	0.7	4,800	0.8	7,267	1.2
Residential-real estate loans	413,500	61.1	356,950	58.5	337,885	56.6	335,199	56.2	350,538	59.3
Consumer-Mobile home loans	37,030	5.5	38,285	6.3	40,094	6.7	40,328	6.8	36,675	6.2
Consumer-other	41,110	6.1	40,227	6.6	40,807	6.8	39,163	6.6	36,808	6.3
Total Loans	676,376	100.00%	610,221	100.00%	597,423	100.00%	596,871	100.00%	591,100	100.00%
Less:
Allowance for loan losses	8,559		8,331		9,256		6,806		5,545
Deferred loan fees	1,975		1,619		1,532		1,538		1,416
Total Net loans	$665,842		$600,271		$586,635		$588,527		$584,139

Loan Maturity Tables. The following table sets forth the maturity of the Bank’s construction loans, commercial real estate loans and commercial non-real estate loans at September 30, 2012.  The table does not include prepayments or scheduled principal repayments.  Adjustable-rate loans are shown as maturing based on contractual maturities.

	Residential	Commercial	Commercial
	Construction	Real Estate	Non Real
	Loans	Loans	Estate Loans
	(In Thousands)
Amounts due:
1 year or less	$8,604	$20,255	$16,050
After 1 year:
1 year to 5 years	355	77,124	16,945
More than 5 years	519	23,178	1,037
Total due after September 30, 2013	874	100,302	17,982

Total amount due	$9,478	$120,557	$34,032

The following table sets forth the dollar amount of the Bank’s construction loans and commercial real estate and non-real estate loans due more than one year after September 30, 2012 that have pre-determined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential Construction loans	$738	$136	$874
Commercial real estate loans	92,966	7,336	100,302
Commercial non-real estate loans	17,495	487	17,982
Total	$111,199	$7,959	$119,158

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

The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly.  Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank’s cost of funds.  The Bank originates and holds most of its fixed-rate mortgage loans as long term investments.  Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) guidelines and can therefore be sold in the secondary market should management deem it necessary to manage interest rate risk.  The Bank originated $93.2 million of fixed-rate mortgage loans during the year ended September 30, 2012 and sold an aggregate of $3.0 million of such loans in ten transactions during the year ended September 30, 2012. In managing its interest rate risk position, the bank has committed to sale a group of single-family owner-occupied, performing, fixed rate mortgage loans with a book value of $46.3 million in November 2012. The Company will recognize a one-time gain of approximately $2.0 million in the Company’s first fiscal quarter of 2013 associated with the sale of the loans. The bank will retain servicing of these loans. The portfolio has a weighted average coupon rate of approximately 3.7% and a weighted average remaining term of approximately 170 months.

Smart one-to-four family mortgages represent those loans not meeting all of the Bank’s standard loan underwriting criteria.  Smart mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value ratios (“LTVs”), and loans with LTVs greater than 80% to conforming borrowers.  Because these loans may have higher credit risks, they also provide higher yields to the Bank. Underwriting criteria for these loans require sufficient mitigating factors, such as higher FICO scores and/or additional equity, to minimize the additional credit risk associated with these types of loans.  In addition, the Bank does not originate exotic loans, such as interest only ARMs.  The Company does allow a borrower to pay interest only on funds advanced for a construction loan during the construction phase, see “Construction Loans” below for further explanation.  At September 30, 2012, Smart mortgage loans comprised $111 million, or 16.5%, of the total loan portfolio.

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

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The Bank may occasionally participate larger commercial real estate loans to mitigate risk. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In accordance with the Bank’s classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2012 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $18.4 million, with no single loan larger than $5.4 million.

Commercial Non-real Estate Loans. At September 30, 2012, the Bank had $34.0 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank’s market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years.  The largest single relationship loan in this category is $1.5 million and is secured by a savings account. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

Commercial Land Loans. The Bank offers commercial land and development loans.  Balances in this category have continued to decrease from 19.0 million in 2010, 15.7 million in 2011, and currently 13.3 million at fiscal 2012.  A large commercial land loan for 3.8 million or 28.6% of the total loan group secured by a residential land development in the Baton Rouge market area in classified as non-accrual at year-end due to borrower filing for protection under chapter 11 bankruptcy.

Consumer Lot Loans. At September 30, 2012, the Bank had $19.3 million invested in residential lot loans made to individuals.  Balances in this category have remained relatively stable over the last few years.

Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2012, home equity mortgage loans totaled $42.7 million which makes up part of the category residential real-estate loans. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 15 years. A variety of home equity loan programs are offered including combined LTVs up to 100% of collateral, however, such loans are generally for shorter terms. Loans with LTVs 100% and greater total $257.2 thousand as of September 30, 2012.  Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined LTVs, the Bank reduces loan terms and increases loan yields.

Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank’s assets.

Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2012, the Bank had $3.6 million of loans secured by deposits.

At September 30, 2012, the Bank had $2.1 million in automobile loans and $37.0 million in mobile home loans.

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

Loans-to-One Borrower.  Banks cannot make loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and allowance for loan and lease losses (ALLL) on an unsecured basis and an additional amount equal to 10% of unimpaired capital and ALLL if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank’s maximum loan-to-one borrower limit was approximately $12.0 million as of September 30, 2012.

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

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
All loans:
Commercial real estate loans	$810	$1,275	$$1,640	$$695	$$493
Commercial non-real estate loans	2	-	154	98	104
Commercial-construction loans	-	1,021	1,066	760	198
Commercial-land	4,344	4,594	6,042	49	349
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	4,249	2,487	4,594	3,666	2,239
Consumer-Mobile home loans	425	379	458	232	355
Consumer-other	343	322	184	120	127
Total	$10,173	$10,078	$14,138	$5,620	$3,865
Accruing loans which are contractually past due 90 days or more:
All loans:
Commercial real estate loans	$-	$-	$-	$-	$734
Commercial non-real estate loans	-	-	-	-	145
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	239	249	255	257
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	351	554	556	1,186	1,349
Consumer-Mobile home loans	-	-	-	34	-
Consumer-other	-	-	-	36	36
Total	$351	$793	$805	$1,511	$2,521
Total non-performing loans	$10,524	$10,871	$14,943	$7,131	$6,386

Real estate owned	$513	$1,405	$1,181	$1,953	$343
Troubled debt restructurings	$2,373	$1,056	$-	$-	$-
Total non-performing assets	$13,410	$13,332	$16,124	$9,084	$6,729
Total non-performing loans to total loans outstanding before allowance	1.56%	1.79%	2.51%	1.20%	1.08%
Total non-performing loans to total assets	1.27%	1.37%	1.96%	0.93%	0.83%
Total non-performing assets to total assets	1.34%	1.68%	2.12%	1.19%	0.87%

The large balance in Commercial land loans was due primarily to a loan totaling $3.8 million which is attributable to a commercial credit relationship involving a residential land development in the Baton Rouge market area that the borrower of which filed for protection under Chapter 11 bankruptcy.  Due to the bankruptcy, Management indicated that an extended period of time may be required to resolve this credit but feels that the allowance for loan loss is adequate to absorb losses, if any.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $447,000 for the year ended September 30, 2012.  Interest income of $4,000 on nonaccrual loans was included in net income for the year ended September 30, 2012.

Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as REO until it is sold. When property is acquired it is recorded at the fair value less estimated costs to sell at the date of foreclosure. At September 30, 2012, the Bank had REO with a net balance of $513 thousand, comprised of 7 properties, the largest of which is a single family residence with a book carrying value of $115,000.

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

	At September 30,
	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
At end of year allocated to:
Commercial real estate loans	$2,045	17.8%	$1,991	18.2%	$2,179	19.9%	$1,869	20.0%	$1,198	17.7%
Commercial non-real estate loans	265	5.0	258	4.5	497	5.2	369	5.1	260	5.0
Commercial-construction loans	141	1.1	136	1.6	64	0.9	96	1.1	73	1.4
Commercial-land	437	2.0	425	2.6	1,137	3.2	205	3.4	151	2.9
Residential-construction loans	80	1.4	78	1.7	50	0.7	47	0.8	62	1.2
Residential-real estate loans	4,390	61.1	4,274	58.5	4,363	56.6	3,421	56.2	3,138	59.3
Consumer-Mobile home loans	609	5.5	593	6.3	477	6.7	397	6.8	322	6.2
Consumer-other	592	6.1	576	6.6	489	6.8	402	6.6	341	6.3
Total allowance	$8,559	100.00%	$8,331	100.00%	$9,256	100.00%	$6,806	100.00%	$5,545	100.00%

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Total loans outstanding, net	$665,842	$600,271	$586,635	$588,527	$584,591
Average loans outstanding	$643,224	$590,354	$599,134	$606,751	$589,614

Allowance balances (at beginning of year)	$8,331	$9,256	$6,806	$5,545	$5,083
Provision	1,910	3,900	3,896	3,026	825
Charge offs:
Commercial real estate loans	(426)	(1,565)	(610)	(1,206)	(104)
Commercial non-real estate loans	(165)	(138)	(83)	(168)	(17)
Commercial-construction loans	-	(51)	(3)	-	-
Commercial-land	(250)	(1,666)	(22)	-	(2)
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	(753)	(1,131)	(443)	(162)	(200)
Consumer-Mobile home loans	(209)	(234)	(151)	(167)	(22)
Consumer-other	(82)	(97)	(164)	(91)	(37)
Total charge-offs	(1,885)	(4,882)	(1,476)	(1,794)	(382)
Recoveries
Commercial real estate loans	159	-
Commercial non-real estate loans	-	1	1	-	-
Commercial-construction loans	5	-	1	-	-
Commercial-land	-	-	-	-	-
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	12	39	15	5	8
Consumer-Mobile home loans	16	10	5	7	3
Consumer-other	11	7	8	17	8
Total recoveries	203	57	30	29	19
Net (charge-offs)	(1,682)	(4,825)	(1,446)	(1,765)	(363)
Allowance balance (at end of year)	$8,559	$8,331	$9,256	$6,806	$5,545

Allowance for loan losses to total loans outstanding before allowance	1.27%	1.37%	1.55%	1.14%	0.94%
Net loans charged off as a percent of average loans outstanding before allowance	0.26%	0.82%	0.24%	0.29%	0.06%

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

The Company is authorized to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and government-sponsored corporations, including securities issued by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”), securities of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Company also has the authority to invest in commercial paper and corporate debt and/or equity securities, the assets of which conform to the investments that a State Chartered Bank are otherwise authorized to make directly.  At September 30, 2012, the Company’s securities portfolio did not contain securities of any non-GSE issuer having an aggregate book value in excess of 10% of the Company’s equity.

The Company’s investments in mortgage-backed securities and CMOs include securities issued by government agencies, private issuers and financial institutions. The CMOs held by the Company at September 30, 2012 consisted of floating rate and fixed rate tranches.  Generally, private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2012, the Bank had CMOs with an aggregate estimated market value of $2.8 million.

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

During the year ended September 30, 2012, the Company recognized non-credit impairment charges in other comprehensive loss related to certain held-to-maturity securities.  The cumulative amount of these charges created a separate accumulated other comprehensive loss for held to maturity securities.  This accumulated other comprehensive loss will be accreted to other comprehensive income over the remaining life of the security in a prospective manner on the basis of the amount and timing of future estimated cash flows.  See Note 3 in the Consolidated Financial Statements for further discussion of other-than-temporary impairments on investment securities. The Company has 325 investments at September 30, 2012 of which 2 had immaterial unrealized losses. During the fourth quarter ended September 30, 2012, Management took the opportunity to sell the portfolio of private label mortgage securities at an immaterial gain. While the Company had the ability to hold these securities, due to the current uncertainties in the market place, Management made the decision to move these securities out of the portfolio.

The following table sets forth the carrying value of the Company’s investment portfolio, short-term investments and FHLB stock at the dates indicated.

	At September 30,
	2012	2011	2010
	(In Thousands)
Investment securities issued by U.S. Government agencies and corporations	$-	$-	$5,000
FHLB Stock	6,809	5,318	5,402
Time Deposits Other Banks	44,673	47,975	24,219
Mortgage-backed securities
Government sponsored entities	38,923	52,176	37,667
Private label	-	1,377	1,841
CMOs
Government sponsored entities	2,690	3,379	4,192
Private label	-	320	1,175
Equity securities	494	519	468
Total investment and mortgage-backed securities	93,589	111,064	79,964
Interest-bearing deposits	21,639	15,614	25,235
Total investments	$115,228	$126,678	$105,199

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values and weighted average yields of the Bank’s securities portfolios by scheduled maturity date at September 30, 2012.  The table shows contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.  Securities with no maturity date (FHLB stock and equity securities) are shown under the total investments column only.  The total investments carrying value differs from the total amortized cost because available for sale securities are carried at their fair value instead of their amortized cost while the carrying value of held to maturity securities is equal to their amortized cost.

	As of September 30, 2012
	One Year of Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Amortized
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Cost
	(Dollars in Thousands)
Investment securities held-to-maturity -time deposits other banks	$33,511.62%		$11,162	2.30%	$-	-	$ ----	-	$44,673	1.04%	$44,673
Mortgage-backed securities available for sale government sponsored entities(1)	243	3.99%	276	4.01%	1,606	4.30%	15,560	3.06%	17,677	3.20%	16,609
Mortgage-backed securities held to maturity-government sponsored entities(1)	289	4.01%	-	-	6,595	5.09%	14,354	3.39%	21,239	3.93%	21,238
Mortgage-backed securities held to maturity-private label	-	-	-	-	-	-	-	-	-	-	-

CMOs(1):
Available for sale government sponsored entities	-	-	-	-	-	-	1,788	4.49%	1,788	4.49%	1,604
Held-to maturity- private label	-	-	-	-	-	-	-	-	-	-	-
Held-to-maturity-government sponsored entities	-	-	-	-	-	-	902	4.22%	902	4.22%	902
FHLB stock(2)	-	-	-	-	-	-	-	-	6,809	0.38%	6,809
Equity securities(2)	-	-	-	-	-	-	-	-	494	1.08%	371

Total	$34,043	0.67%	$11,438	2.34%	$8,201	4.94%	$32,604	3.32%	$93,589	2.15%	$92,206

(1)	Does not assume prepayments.
(2)	Equity investments have no stated maturity

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $474.2 million at September 30, 2012.

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

Non-interest bearing demand accounts constituted $93.4 million or 15.1% of the Bank’s deposit portfolio at September 30, 2012.  Money market accounts and NOW accounts constituted $182.1 million, or 29.5% of the Bank’s deposit portfolio at September 30, 2012. Regular savings accounts constituted $198.7 million, or 32.2% of the Bank’s deposit portfolio at September 30, 2012. Certificates of deposit constituted $143.5 million or 23.2% of the deposit portfolio, including $58.8 million of which had balances of $100,000 and over. As of September 30, 2012, the Bank had no brokered deposits.

Certificates of Deposit Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates of deposit with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2012.

	Certificates of Deposit	Weighted Interest Rate
Maturity Period:	(In Thousands)
3 months or less	$5,476	1.84%
Over 3 through 6 months	4,614	1.02
Over 6 through 12 months	10,625	1.07
Over 12 months	38,037	2.15
Totals	$58,752	1.84%

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank’s stock in the FHLB of Dallas and a portion of the Bank’s first mortgage loans and certain other assets.  Funds available under existing credit facilities from the FHLB and one other correspondent bank combined totaled $177.6 million.  The Bank has total FHLB borrowings of $142.8 million, or 16.8% of the Bank’s assets.  Approximately $53.2 million is due in the year ending September 30, 2013.

The following table sets forth certain information regarding the Bank’s short term advances at or for the years ended on the dates indicated:

	At or For the Year Ended September 30,
	2012	2011	2010
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$34,944	$12,738	$23,794
Maximum amount outstanding at any month-end during the year	56,558	30,839	30,288
Balance outstanding at end of year	53,214	27,093	21,579
Weighted average interest rate during the year	0.79%	3.27%	4.05%
Weighted average interest rate at end of year	0.70%	0.92%	4.53%

Subsidiary Activity

The only subsidiary of the Company is Teche Federal Bank.  As of September 30, 2012, the Bank had one inactive subsidiary: Family Investment Services, Inc. (“FISI”) which had total assets of approximately $182 thousand consisting primarily of cash.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act has and is expected to continue to have a significant impact on our business and operations  Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments, required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. Additionally, the Dodd-Frank Act also directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders.  The Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act also prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Interstate Banking.  The Dodd-Frank Act authorized state and national banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that states.

Limits on Derivatives.  As required by the Dodd-Frank Act, state chartered banks may only engage in derivatives transactions if the loans to one borrower limit takes into account the credit exposure of the derivatives transactions.

Consumer Financial Protection Bureau.  The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act allowed borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permitted states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permitted state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Banks could become subject to additional compliance burdens in the states in which it operates.

Regulation of the Bank

General.  As a Louisiana state-chartered commercial bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by the Office of Financial Institutions of the State of Louisiana and the FDIC.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of state- chartered commercial banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.    Both state and federal law regulate a state-chartered commercial bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

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

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  The base assessment rate for insured institutions in Risk Category I now ranges between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

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

Regulatory Capital Requirements.  The Bank is required to maintain certain minimum levels of regulatory capital.  At September 30, 2012, the Bank was in compliance with these requirements.  For further information regarding the Bank’s compliance with these regulatory capital standards, see Note 17 to Consolidated Financial Statements.  In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The FDIC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Bank

Dividend and Other Capital Distribution Limitations.  Federal regulations and the State of Louisiana impose various restrictions or requirements on the ability of the Bank to make capital distributions, including cash dividends.  We do not expect that these laws, regulations or policies will materially affect the ability of the Bank to pay dividends.

Community Reinvestment Act.  Under the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the FDIC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank.  The FDIC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  The Bank received an outstanding CRA rating in its most recent CRA examination.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item  2. Properties

The Bank operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has nineteen other offices. The majority of our offices are owned, however, two offices are leased under short-term operating leases as disclosed in Note 6 to the Consolidated Financial Statements. The Bank’s total investment in office property and equipment was $46.7 million with a net book value of $29.5 million at September 30, 2012.

Item 3. Legal Proceedings

At September 30, 2012, neither the Company nor its subsidiaries were involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Safety Mine Disclosures

Not applicable.
PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the heading “Market and Dividend Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2012 (the “Annual Report”) and is incorporated herein by reference.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

July 1–31, 2012	-	$-	-	4,097
August 1-31, 2012	4,300	39.02	4,300	62,000
September 1-30, 2012	-	-	-	62,000
Total	4,300	$39.02	4,300	62,000

The repurchase plan announced August 22, 2012, authorizing the repurchase of up to 62,000 shares has no expiration date for the authorized repurchase under this plan.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held in January 2013 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2012 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	305,897	36.17	183,050
Equity compensation plans not approved by stockholders:	-	-	-
Total	305,897	36.17	183,050

For information regarding the material features of the Registrant’s equity compensation plans, see Note 14 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.

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

(a)           The following documents are filed as a part of this report:

(1)           The following financial statements and the report of the independent registered public accounting firm are included in the Annual Report and are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2012 and 2011
Consolidated Statements of Income For the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Teche Holding Company*
3.2	Bylaws of Teche Holding Company*
4	Stock Certificate of Teche Holding Company*

10.1	Teche Federal Savings Bank Management Stock Plan**
10.2	Teche Holding Company 1995 Stock Option Plan**
10.3	Teche Holding Company 1997 Stock Option Plan***
10.4	Teche Holding Company 1998 Stock Option Plan***
10.5	Teche Holding Company Stock Option Agreement with Scott Sutton****
10.6	Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
10.7	Teche Holding Company 2001 Stock-Based Incentive Plan*****
10.8	Teche Holding Company 2004 Stock-Based Incentive Plan******
10.9	Employment Agreement between Teche Holding Company and Patrick O. Little *******
10.10	Employment Agreement between Teche Federal Bank and Patrick O. Little *******
10.11	Change in Control Severance Agreement between Teche Federal Bank and Jason Freyou *******
10.12	Change in Control Severance Agreement between Teche Federal Bank and Darryl Broussard *******
10.13	Change in Control Severance Agreement between Teche Federal Bank and J. L. Chauvin *******
10.14	Change in Control Severance Agreement between Teche Federal Bank and Ross Little, Jr. *******
10.15	Teche Holding Company 2011 Stock-Based Incentive Plan********
11	Statement regarding computation of earnings per share (see Note 13 to the Consolidated Financial Statements in the Annual Report)
13	Annual Report to Stockholders for the fiscal year ended September 30, 2012
21	Subsidiaries of the Registrant (see “Item 1 Business - Subsidiary Activity” herein)
23	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Taxonomy Extension Schema Document ********
101.CAL	XBRL Taxonomy Calculation Linkbase document ********
101.LAB	XBRL Taxonomy Label Linkbase Document ********
101.PRE	XBRL Taxonomy Presentation Linkbase Document ********
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ********
_______________
*
Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 16, 1994, Registration No. 333-87486.

**	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1995.
***	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on June 3, 1998, Registration No. 333-55913.
****	Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on January 28, 2000, Registration No. 333-95583.
*****	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 1, 2002, Registration No. 333-87354.
******	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on May 25, 2005, Registration No. 333-125218.
*******	Incorporated herein by reference to Exhibits 10.9 through 10.14 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2009.
*******	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 1, 2011, Registration No. 333-175315.
********
Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHE HOLDING COMPANY
Dated: December 26, 2012		/s/ Patrick O. Little
	By:	Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 26, 2012.

/s/ Patrick O. Little		/s/ J.L. Chauvin
Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)		J.L. Chauvin Director, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Ernest Freyou		/s/ Donelson T. Caffery, Jr.
Ernest Freyou Director		Donelson T. Caffery, Jr. Director

/s/ Mary Coon Biggs		/s/ W. Ross Little, Jr.
Mary Coon Biggs Director		W. Ross Little, Jr. Director and Secretary

/s/ Henry L. Friedman		/s/ Thomas F. Kramer
Henry L. Friedman Director		Thomas F. Kramer Director

/s/ Robert L. Wolfe, Jr.		/s/ William A. Anderson, III
Robert L. Wolfe, Jr. Director		William A. Anderson, III Director

/s/ William T. Allen
William T. Allen Director