Form 10-Q
period 2012-12-31
TECHE HOLDING CO
filed 2013-02-13
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 4, 2013

Class	2,034,846
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2012	September 30, 2012*
ASSETS	(unaudited)

Cash and due from banks	$19,338	$15,661
Interest-bearing deposits	40,029	21,639
Securities available-for-sale at fair value (amortized cost of $17,279 and $18,584)	18,507	19,967
Securities held-to-maturity—at amortized cost (estimated fair value of $65,862 and $68,390)	64,532	66,813
Loans receivable—net of allowance for loan losses of $8,234 and $8,559	634,363	665,842
Accrued interest receivable	2,225	2,514
Investment in Federal Home Loan Bank stock, at cost	6,486	6,809
Real estate owned, net	697	513
Prepaid expenses and other assets	4,915	4,540
Goodwill	3,647	3,647
Life insurance contracts	14,669	14,513
Premises and equipment, net	30,290	29,504

TOTAL ASSETS	$839,698	$851,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$630,639	$617,722
Advances from Federal Home Loan Bank	117,034	142,751
Advance payments by borrowers for taxes and insurance	2,047	3,272
Accrued interest payable	345	370
Accounts payable and other liabilities	4,866	4,306

TOTAL LIABILITIES	754,931	768,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,749,939 and 4,734,035 shares issued, 2,035,240 and 2,033,336 outstanding	47	47
Additional paid-in capital	55,192	54,878
Retained earnings	84,084	82,505
Treasury stock, 2,715,733 and 2,700,669 shares - at cost	(55,352)	(54,786)
Accumulated other comprehensive income on available for sale securities	796	897

TOTAL STOCKHOLDERS’ EQUITY	84,767	83,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,698	$851,962

See Notes to Unaudited Consolidated Financial Statements.
* derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	December 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$9,098	$9,087
Interest and dividends on investments	344	524
Other interest income	129	155
TOTAL INTEREST INCOME	9,571	9,766
INTEREST EXPENSE:
Deposits	830	1,130
Advances from Federal Home Loan Bank	1,002	950
TOTAL INTEREST EXPENSE	1,832	2,080
NET INTEREST INCOME	7,739	7,686

PROVISION FOR LOAN LOSSES	150	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,589	7,336

NON-INTEREST INCOME:
Service charges and other	3,581	3,570
Gain on sale of loans	2,030	-
Other income	201	198
TOTAL NON-INTEREST INCOME	5,812	3,768

NON-INTEREST EXPENSE:
Compensation and employee benefits	5,077	4,311
Occupancy expense	1,652	1,563
Marketing and professional	916	854
FDIC premiums and assessment	135	135
Louisiana Shares Tax	49	140
Other operating expenses	923	1,444
TOTAL NON-INTEREST EXPENSE	8,752	8,447

INCOME BEFORE INCOME TAXES	4,649	2,657
INCOME TAXES	1,577	885
NET INCOME	$3,072	$1,772
BASIC EARNINGS PER COMMON SHARE	$1.51	$0.86
DILUTED EARNINGS PER COMMON SHARE	$1.49	$0.85

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months
	Ended December 31,
	2012	2011

Net income	$3,072	$1,772
Reclassification of realized losses (gains), net of tax	-	-
Noncredit portion of OTTI losses on held-to-maturity securities, net of tax	-	-
Previously recorded non-credit OTTI loss reclassed and recognized as a loss in the statement of income	-	-
Unrealized gains (losses), net of tax	(101)	(27)
Comprehensive income	$2,971	$1,745

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	For the Three Months Ended December 31,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,072	$1,772
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	12	2
Provision for loan losses	150	350
Provision for loss on real estate owned	19	327
Loss on sale of OREO	19	30
Gain on sale of loans	(2,030)	-
Depreciation	390	389
Excess tax benefits from share-based payment arrangements	(61)	(29)
Change in accounts payable and other liabilities	560	(402)
Change in life insurance contracts	(156)	(151)
Amortization of intangible assets	2	3
Change in prepaid expenses and other assets	(374)	(370)
Change in accrued interest receivable	289	(121)
Change in accrued interest payable	(25)	34
Stock-based compensation	65	123
Other items– net	(43)	(51)
Net cash provided by operating activities	1,889	1,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of mortgage-backed securities available for sale	1,565	1,411
Principal repayments of securities held to maturity	4,664	5,415
Purchase of securities held to maturity	(2,400)	(240)
Purchase of securities available for sale & equity securities	(100)	(181)
Net loan originations	(17,061)	(23,890)
Purchase of loans	-	(1,146)
Proceeds from sale of loans	49,961	307
(Purchase) Redemption of FHLB stock	323	(669)
Proceeds from sale of OREO	237	450
Purchase of premises and equipment	(1,176)	(622)
Net cash (used) provided by investing activities	36,013	(19,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan to ESOP	-	65
Net increase in deposits	12,917	728
Net increase (decrease) in FHLB advances	(25,717)	19,437
Net decrease in advance payments by borrowers for taxes and insurance	(1,225)	(580)
Dividends paid	(1,493)	(740)
Excess tax benefits from share-based payment arrangements	(61)	29
Purchase of common stock for treasury	(566)	(168)
Proceeds from exercise of stock options	310	121
Net cash provided (used) by financing activities	(15,835)	18,892

NET INCREASE (DECREASE) IN CASH	22,067	1,633
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,300	29,155
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,367	$30,788

Supplemental schedule of noncash investing activities:
Accumulated Other comprehensive income, net of income taxes	$(101)	$(27)
Transfer from loans to real estate owned	$532	$414
Loans originated to finance sale of real estate owned	$73	$-

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 2012 and September 30, 2012 and for the three months ended December 31, 2012 and 2011, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2012 and 2011 (in thousands).

	Three Months Ended
	December 31,
	2012	2011
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,040	2,059
Effect of dilutive securities:
Stock options and grants	24	19
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,064	2,078

For the three months ended December 31, 2012 and 2011, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amount to approximately 72,220 and 216,900 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

ASU-Accounting Standards Update (2012-02), Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal year beginning after September 15, 2012. The Company does not anticipate the standard having a material impact on the consolidated financial statements.

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

The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three months ended December 31, 2012, there were no transfers between levels.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value if the impaired loan is collateral-dependent, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through an internal review process.  Other methods used to determine fair value are enterprise value, liquidation value and discounted cash flows.  The fair value of impaired loans that are not collateral dependent would require a measure using a discounted cash flow analysis considered to be a Level 3 input.  Fair value is re-assessed at least quarterly, or more frequently when circumstances occur that indicate a change in fair value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present the fair value measurements of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2012 and September 30, 2012, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		Fair Value Measurements using:
	Fair Value At December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,627	$-	$1,627	$-
Federal Home Loan Mortgage Corp.	1,972	-	1,972	-
Federal National Mortgage Assoc.	12,642	-	12,642	-
Total mortgage-backed securities	$16,241	$-	$16,241	$-

CMOs:
Government National Mortgage Assoc.	$1,667	$-	$1,667	$-
Marketable equity securities	599	599	-	-
Total recurring	$18,507	$599	$17,908	$-

Assets valued on a non-recurring basis:
Impaired loans	4,123	-	-	4,123
Other real estate owned	697	-	-	697
Total non-recurring	4,820	-	-	4,820

	Fair Value At September	Fair Value Hierarchy
	30, 2012	Level 1	Level 2	Level 3

Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,674	$-	$1,674	$-
Federal Home Loan Mortgage Corp.	2,169	-	2,169	-
Federal National Mortgage Assoc.	13,842	-	13,842	-
	17,685	-	17,685	-

CMOs:
Government National Mortgage Assoc.	1,788	-	1,788	-
Marketable equity securities	494	494	-	-
Total recurring	$19,967	$494	$19,473	$-

Assets valued on a non-recurring basis:
CMOs: Private label	$-	$-	$-	$-
Impaired loans	5,053	-	-	5,053
Other real estate owned	513	-	-	513
Total non-recurring	$5,566	$-	$-	$5,566

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
December 31, 2012:

Impaired Loans	$4,123	Property appraisals	Management discount for property type and recent market volatility	5%-30% discount
Other real estate owned	$697	Property appraisals	Management discount for property type and recent market volatility	10%-68% discount

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
September 30, 2012:

Impaired Loans	$5,030	Property appraisals	Management discount for property type and recent market volatility	5%-30% discount
Other real estate owned	$513	Property appraisals	Management discount for property type and recent market volatility	10%-68% discount

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

Loans - See the discussion in the beginning of Note 7 on the valuation of fair value of impaired loans.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.  No adjustment has been made for illiquidity in the market for loans as there is no active market for many of the Company’s loans on which to reasonably base this estimate.

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at December 31, 2012.  The FHLB of Dallas is still redeeming stock.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2012 and September 30, 2012:

	December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2012

			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:			(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$ 59,367	$ 59,367	$ 59,367	$ -	$ -
Investment securities	83,039	84,369	599	83,770
FHLB stock	6,486	6,486	-	6,486	-
Accrued interest receivable	2,225	2,225	-	2,225	-
Life Insurance contracts	14,669	14,669	-	14,669	-
Loans receivable, net	634,363	631,685	-	-	631,685

Financial liabilities:
Deposits	630,639	634,953	97,242	537,711
Advance from Federal Home Loan Bank	117,034	127,148	-	127,148	-
Accrued interest payable	345	345	-	345	-

	September 30, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Fair Value Measurements at December 31, 2012

			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:			(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$ 37,300	$ 37,300	$ 37,300	$ -	$ -
Investment securities	86,780	88,357	494	87,863
FHLB stock	6,809	6,809	-	6,809	-
Accrued interest receivable	2,514	2,514	-	2,514	-
Life Insurance contracts	14,513	14,513	-	14,513	-
Loans receivable, net	665,842	665,384	-	-	665,384

Financial liabilities:
Deposits	617,722	621,676	93,410	528,266
Advance from Federal Home Loan Bank	142,751	153,855	-	153,855	-
Accrued interest payable	370	370	-	370	-

NOTE 6 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	December 31, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,573	$54	$-	$1,627
Federal Home Loan Mortgage Corp.	1,892	80	-	1,972
Federal National Mortgage Assoc.	11,852	790	-	12,642
	15,317	924	-	16,241

CMOs:
Government National Mortgage Assoc.	1,491	176	-	1,667
Marketable equity securities	471	129	(1)	599
Total	$17,279	$1,229	$(1)	$18,507

	September 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,618	$56	$-	$1,674
Federal Home Loan Mortgage Corp.	2,077	92	-	2,169
Federal National Mortgage Assoc.	12,914	928	-	13,842
	16,609	1,076	-	17,685

CMOs:
Government National Mortgage Assoc.	1,604	184	-	1,788
Marketable equity securities	371	125	(2)	494
Total	$18,584	$1,385	$(2)	$19,967

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	December 31, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$44,774	$-	$-	$44,774
Mortgage-backed securities:
Federal National Mortgage Assoc.	15,459	990	-	16,449
Federal Home Loan Mortgage Corp.	3,482	264	-	3,746
CMOs:
Federal Home Loan Mortgage Corp.	66	5	-	71
Federal National Mortgage Assoc.	751	71	-	822
Total	$64,532	$1,330	$-	$65,862

	September 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$44,673	$-	$-	$44,673
Mortgage-backed securities:
Federal National Mortgage Assoc.	17,364	1,180	-	18,544
Federal Home Loan Mortgage Corp.	3,874	321	-	4,195
CMOs:
Federal Home Loan Mortgage Corp.	76	5	-	81
Federal National Mortgage Assoc.	826	71	-	897
Total	$66,813	$1,577	$-	$68,390

Details concerning available-for-sale securities with unrealized losses as of December 31, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale
Marketable equity securities	$-	$-	$5	$(1)	$5	$(1)
Total	$-	$-	$5	$(1)	$5	$(1)

Details concerning available-for-sale securities with unrealized losses as of September 30, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	Losses	value	losses	value	losses
Available-for-Sale
Marketable equity securities	$-	$-	$5	$(2)	$5	$(2)
Total	$-	$-	$5	$(2)	$5	$(2)

The Bank had 1 security in an unrealized loss position; with a total gross unrealized loss of $1 thousand as of December 31, 2012.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2012, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	16,808	17,908
Equity securities	471	599
Total	$17,279	$18,507

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2012, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$35,715	$35,715
Due after one year but within five years	9,059	9,059
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	44,774	44,774

Mortgage-backed securities	19,758	21,088
Total	$64,532	$65,862

There were no impairment losses in the equity securities portfolio for the three months ended December 31, 2012. Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

NOTE 7-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	Dec ‘12	% Total	Sept ‘12	%Total

Commercial real estate loans	$123,418	19.2%	$120,557	17.8%
Commercial non-real estate loans	33,364	5.2%	34,032	5.0%
Commercial-construction loans	7,486	1.2%	7,357	1.1%
Commercial-land	14,067	2.2%	13,312	2.0%
Residential-construction loans	9,622	1.5%	9,478	1.4%
Residential-real estate loans	376,546	58.4%	413,500	61.1%
Consumer-Mobile home loans	38,055	5.9%	37,030	5.5%
Consumer-other	41,840	6.4%	41,110	6.1%
Total Loans	644,398	100.0%	676,376	100.0%
Less:
Allowance for loan losses	8,234		8,559
Deferred loan fees	1,801		1,975
Total Net Loans	$634,363		$665,842

Residential real estate loans decreased $37.0 million between September 30, 2012 and December 31, 2012 mainly due to the sale of $46.3 million in mortgage loans.  Commercial real estate loans increased slightly to $2.9 million.  At December 31, 2012 approximately $297.3 million of loans receivable were pledged as collateral securing advances from the FHLB.

At December 31, 2012 the Company was in an asset sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment. In the current operating environment, the Company is biased toward rising market interest rates and the timing of such increases, if any, is unknown. During the quarter the Bank sold $46.3 million in mortgage loans, generating a one-time pre-tax gain of $2.0 million.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended December 31,
(in 000’s)	2012	2011
Beginning ALLL	$8,559	$8,331
Provision for Loan Losses	150	350
Recoveries	17	163
Charge-offs	(492)	(452)
Ending ALLL	$8,234	$8,392

The amount of nonaccrual loans at December 31, 2012 and September 30, 2012 was approximately $9.2 million and $10.2 million, respectively.  The Company had total impaired loans of approximately $7.7 million and $8.7 million at December 31, 2012 and September 30, 2012, respectively. There were no specific reserves allocated to impaired loans at December 31, 2012 and September 30, 2012.

Allowance for Loan Losses and Recorded Investment in Loans as of December 31, 2012 and September 30, 2012 and for the three months ended December 31, 2012 and December 31, 2011.

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

The table below provides an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended December 31, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559
Charge-offs	-	-	121	-	300	-	57	14	492
Recoveries	-	-	-	-	14	-	3	-	17
Provision	-	-	52	-	67	-	31	-	150
Ending balance	$2,045	$141	$368	$80	$4,171	$265	$586	$578	$8,234

	Quarter Ended December 31, 2011
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$1,991	$136	$425	$78	$4,274	$258	$593	$576	$8,331
Charge-offs	201	-	-	-	191	-	57	3	452
Recoveries	155	-	-	-	4	-	3	1	163
Provision	87	3	9	3	181	11	30	26	350
Ending balance	$2,032	$139	$434	$81	$4,268	$269	$569	$600	$8,392

	As of December 31, 2012
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment	$2,045	$141	$368	$80	$4,171	$265	$586	$578	$8,234

Loans: Ending Balance Collectively evaluated for impairment	$120,584	$7,486	$9,530	$9,622	$376,369	$33,220	$38,055	$41,840	$636,706

Ending Balance individually evaluated for impairment	$2,834	$-	$4,537	$-	$177	$144	$-	$-	$7,692

	As of September 30, 2012
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559

Loans: Ending Balance Collectively evaluated for impairment	$117,033	$7,357	$8,654	$9,478	$413,119	$33,878	$37,030	$41,110	$667,659

Ending Balance individually evaluated for impairment	$3,524	$-	$4,658	$-	$381	$154	$-	$-	$8,717

Credit Quality Indicators
As of December 31, 2012

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

Satisfactory – These loans display an acceptable degree of risk in the short-term. Unfavorable characteristics may exist however; these are offset by the positive trends. Some unpredictability in earnings and cash flow may exist. Leverage may be higher than typical in the industry and liquidity less than desirable. Management, while competent, may not be experienced and lack depth. Secondary and tertiary sources of repayment may be limited. Companies in a start-up situation typically fit this classification. Other characteristics of this classification would be companies with volatility in earnings and/or increasing leverage.

Watch List – Assets considered on a “Watch List” are technically not classified in the usual sense of the term and are considered “Pass” assets. Assets in this category do not trigger a need for additional valuation allowances. The purpose of this list is to identify assets that warrant increased monitoring for minor exceptions or problems, which could worsen in the near future if left unattended.

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

Commercial Loans

Our underwriting philosophy is centered primarily on the borrower’s ability to generate adequate cash flow to service the debt in accordance with the terms and conditions of the loan agreement.  Understanding the borrowers’ businesses along with their level of experience and the background of the principals is also a part of our lending philosophy.  Generally, our loans are secured by collateral and we assess the market value of the collateral and the strength it brings to the loan.  We generally require personal guarantees of the borrower’s principals and assess the financial strength and liquidity of each guarantor as part of our process.

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at December 31, 2012

(In thousands)	Commercial-Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,557	$-	$3,557	2.0%
Excellent	-	-	17	14	31	0.0
Average	727	-	475	4,694	12,951	7.3
Satisfactory	8,199	7,055	26,799	97,956	132,954	74.6
Watch	587	64	2,132	16,506	19,289	10.8
Special Mention	17	367	226	863	1,473	0.8
Substandard	4,537	-	158	3,385	8,080	4.5
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$14,067	$7,486	$33,364	$123,418	$178,335	100.0%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2012

	Commercial-Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,146	$-	$3,146	1.8%
Excellent	-	-	118	-	118	0.1
Average	815	-	500	4,921	6,236	3.6
Satisfactory	7,231	6,927	28,008	92,494	134,660	76.8
Watch	601	65	2,056	18,733	21,455	12.2
Special Mention	17	365	50	872	1,304	0.7
Substandard	4,648	-	154	3,537	8,339	4.8
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$13,312	$7,357	$34,032	$120,557	$175,258	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at December 31, 2012

(in thousands)	Residential- Real Estate Construction	Residential- Real Estate	Total

Grade:
Pass	$9,622	$371,969	$381,591
Special Mention	-	325	325
Substandard	-	4,252	4,252
Loss	-	-	-
Total	$9,622	$376,546	$386,168

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2012

(in thousands)	Residential- Real Estate Construction	Residential- Prime	Total

Grade:
Pass	$9,478	$408,611	$418,089
Special Mention	-	328	328
Substandard	-	4,561	4,561
Loss	-	-	-
Total	$9,478	$413,500	$422,978

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at December 31, 2012

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$37,479	$41,354	$78,833
Nonperforming	576	486	1,062
Total	$38,055	$41,840	$79,895

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2012

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$36,606	$40,680	$77,286
Nonperforming	424	430	854
Total	$37,030	$41,110	$78,140

Age Analysis of Past Due Loans
As of December 31, 2012

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$-	$212	$212	$123,206	$123,418	$-
Commercial non-real estate loans	23	14	37	33,327	33,364	-
Commercial-construction loans	-	-	-	7,486	7,486	-
Commercial-land	-	724	724	13,343	14,067	-
Residential-construction loans	-	-	-	9,622	9,622	-
Residential-real estate loans	4,167	2,948	7,115	369,431	376,546	396
Consumer-Mobile home loans	982	644	1,626	36,429	38,055	-
Consumer-other	514	273	787	41,053	41,840	-
Total	$5,686	$4,815	$10,501	$633,897	$644,398	$396

Age Analysis of Past Due Loans
As of September 30, 2012

	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$35	$810	$845	$119,712	$120,557	$-
Commercial non-real estate loans	28	2	30	34,002	34,032	-
Commercial-construction loans	-	-	-	7,357	7,357	-
Commercial-land	314	531	845	12,467	13,312	-
Residential-construction loans	-	-	-	9,478	9,478	-
Residential-real estate loans	4,410	4,249	8,659	404,841	413,500	351
Consumer-Mobile home loans	1,292	425	1,717	35,313	37,030	-
Consumer-other	332	343	675	40,435	41,110	-
Total	$6,411	$6,360	$12,771	$663,605	$676,376	$351

Impaired Loans
For the three months ended December 31, 2012

				This Quarter
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$2,834	$2,888	$-	$3,243	$31
Commercial non-real estate	144	144	-	147	3
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,537	5,760	-	4,537
Residential-real estate loans	177	293	-	177	1
Subtotal:	7,692	9,085	-	8,104	35
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	-	-	-	-	-
Totals:
Commercial	7,515	8,792	-	7,927	34
Residential	177	293	-	177	1
Total	$7,692	$9,085	$-	$8,104	$35

Impaired Loans
For the year ended September 30, 2012

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$3,523	$3,578	$-	$3,925	$108
Commercial non-real estate	154	154	-	223	7
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,658	6,275	-	4,959	11
Residential-real estate loans	381	783	-	692	15
Subtotal:	8,716	10,790	-	9,799	141
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	-	-	-	-	-
Totals:
Commercial	8,335	10,007	-	9,107	126
Residential	381	783	-	692	15
Total	$8,716	$10,790	$-	$9,799	$141

Troubled debt restructured loans (“TDR”) which are included in the impaired loan totals, were $6,111 thousand with $2,298 thousand still accruing and $6,316 thousand with $2,373 thousand still accruing at December 31, 2012 and September 30, 2012, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments. The Company has not committed to lend additional funds to the customers with outstanding loans that are classified as a TDR. As of   September 30, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of December 31, 2012

There were no new troubled debt restructurings for the three month period ended December 31, 2012.

As of December 31, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of December 31, 2011

There were no new troubled debt restructurings for the three month period ended December 31, 2011.

As of December 31, 2011, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Loans on Nonaccrual Status
At December 31, 2012 and September 30, 2012

(in thousands)	December 31, 2012	September 30, 2012

Commercial real estate loans	$1,155	$810
Commercial non-real estate loans	14	2
Commercial-construction loans	-	-
Commercial-land	4,537	4,344
Residential-construction loans	-	-
Residential-real estate loans	2,552	4,249
Consumer-Mobile home loans	645	425
Consumer-other	274	343
Total	$9,177	$10,173

A significant portion of total nonaccrual loans at December 31, 2012 and September 30, 2012 was related to a $3.8 million commercial land loan involving a residential land development in the Baton Rouge market area, the borrower of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at December 31, 2012 amounted to $839.7 million, a decrease of $12.3 million or 1.44% as compared to $852.0 million at September 30, 2012. The decrease was primarily due to a decrease in loans receivable offset somewhat by increases in cash and cash equivalents.

Securities available-for-sale totaled $18.5 million and securities held to maturity totaled $64.5 million at December 31, 2012, which, combined, represented a decrease of $3.7 million or 4.31% as compared to September 30, 2012. The decrease was primarily due to normal principal repayments on the existing portfolio.

Loans receivable, net of allowance for loan losses, totaled $634.4 million at December 31, 2012, which represented a decrease of $31.5 million or 4.73% compared to September 30, 2012. The decrease was mainly due to the sale of $46.3 million in mortgage loans, which was done to realize a one-time gain of $2.0 million and manage interest rate risk.

FHLB stock decreased $323 thousand due to stock redemptions.

Total deposits, after interest credited, at December 31, 2012 were $630.6 million, which represented an increase of $12.9 million or 2.09% as compared to September 30, 2012. The increase was due to increases in non-interest bearing checking, interest bearing checking, money market and savings offset somewhat by decreases in time deposit accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 19 months.

Advances decreased $25.7 million or 18.02% as compared to the amount at September 30, 2012. The decrease was due to normal principal payments on existing advances and $24.6 million in maturities.

Stockholders’ equity was $84.8 million at December 31, 2012 and $83.5 million at September 30, 2012. The increase was due primarily to net income less regular and accelerated first quarter dividend payments $1.5 million and treasury stock purchases of $566 thousand.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Net Income.  The Company had net income of $3.1 million or $1.49 per diluted share for the three months ended December 31, 2012 as compared to net income of $1.8 million or $0.85 per diluted share for the three months ended December 31, 2011.  This quarter included a sale of mortgage loans totaling $46.3 million, generating a one-time pre-tax gain of $2.0 million. The changes affecting net income for the quarter ended December 31, 2012 are discussed in the following paragraphs by category.

Total Interest Income.  Total interest income decreased approximately $200 thousand or 1.99% for the three months ended December 31, 2012.  The average yield on loans decreased to 5.45% for the three months ended December 31, 2012, from 5.86% for the same period in 2011.  Loan yields have trended downward because of the low interest rate environment.

Total Interest Expense. Total interest expense decreased approximately $300 thousand or 11.94% for the three month period ended December 31, 2012 as compared to the same period in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.53% for the three months ended December 31, 2012 compared to 0.88% for the same period in 2011.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.  The decrease in rates on Federal Home Loan Bank advances has also contributed to the decrease in total interest expense.

Net Interest Income. Net interest income increased approximately $300 thousand or 3.46% for the three month period ended December 31, 2012, as compared to the same period ended December 31, 2011. The increase for the three month period ended December 31, 2012 in net interest income was primarily due to a decrease in rates on interest bearing liabilities offset by a decrease in loan rates.

Provision for Loan Losses.  Management recorded a $150 thousand provision for the fiscal year to date as compared to a provision of $350 thousand for the first three months of fiscal 2011, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at December 31, 2012 was 1.28% compared to 1.27% at September 30, 2012 and 1.33% at December 31, 2011.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans are past due.  Non-performing loans as a percent of total loans plus real estate owned were 1.48% at December 31, 2012, compared to 1.56% at September 30, 2012 and 1.89% at December 31, 2011.  Non-performing assets includes a $3.8 million commercial credit relationship involving a residential land development in the Baton Rouge market area, the borrower of which filed for protection under Chapter 11 Bankruptcy, which represents 37.62% of non-performing assets at December 31, 2012.

Non-Interest Income.  Total non-interest income increased $2.0 million for the three month period ended December 31, 2012 as compared to the same period in 2011.  The increase in the current period is attributable to a gain on the sale of mortgage loans totaling $2.0 million.

Non-Interest Expense.  Total non-interest expense increased approximately $300 thousand for the three months ended December 31, 2012, as compared to the same period in 2011.  The increase was primarily due higher marketing expenses and compensation increases caused by additional employees along with annual raises.

Income Tax Expense. Income tax expense increased approximately $700 thousand for the three months ended December 31, 2012 as compared to the same period in 2011.  The increase in tax expense for the three months was due to using a slightly higher effective income tax rate and having a similar amount of tax exempt income.  The Company’s effective tax rate was 33.92% for the three months ended December 31, 2012 as compared to 33.31% for the comparable 2011 period.

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

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At December 31, 2012 the Bank was in compliance with its regulatory capital requirements as follows:

(000’s)
	Required Minimum Amount	Required to be Well Capitalized	Bank	Company
Tier 1 risk-based capital	4.00%	6.00%	13.09%	14.24%
Total risk-based capital	8.00%	10.00%	14.35%	15.51%
Leverage Ratio	4.00%	5.00%	8.67%	9.44%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at December 31, 2012.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of December 31, 2012, FHLB borrowed funds totaled $117.4 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $179.9 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the
	Three Months Ended
	December 31
	2012(1)	2011(1)

Return on average assets	1.44%	0.88%
Return on average equity	14.17%	8.86%
Average interest rate spread	3.80%	3.99%
Nonperforming assets to total assets	1.20%	1.53%
Nonperforming loans to total loans	1.48%	1.82%
Average net interest margin	3.98%	4.17%
Tangible book value per share	$39.86	$37.47

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At December 31, 2012 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2012.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1–31, 2012	-	$-	-	62,000
November 1-30, 2012	-	-	-	62,000
December 1-31, 2012	15,034	37.66	15,034	46,966
Total	15,034	$37.66	15,034	46,966

The repurchase plan announced August 22, 2012, authorizing the repurchase of up to 62,000 shares, has no expiration date for the authorized share repurchases under this plan.

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

TECHE HOLDING COMPANY
Date: February 13, 2013	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2013	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)