Form 10-Q
period 2013-03-31
TECHE HOLDING CO
filed 2013-05-15
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2013

Class	2,041,268
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2013	September 30, 2012*
ASSETS	(unaudited)

Cash and due from banks	$17,109	$15,661
Interest-bearing deposits	52,934	21,639
Securities available-for-sale at fair value (amortized cost of $15,904 and $18,584)	17,075	19,967
Securities held-to-maturity—at amortized cost (estimated fair value of $76,291 and $68,390)	75,144	66,813
Loans receivable—net of allowance for loan losses of $8,135 and $8,559	635,163	665,842
Accrued interest receivable	2,255	2,514
Investment in Federal Home Loan Bank stock, at cost	5,274	6,809
Real estate owned, net	639	513
Prepaid expenses and other assets	4,987	4,540
Goodwill	3,647	3,647
Life insurance contracts	14,818	14,513
Premises and equipment, net	31,284	29,504

TOTAL ASSETS	$860,329	$851,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$660,455	$617,722
Advances from Federal Home Loan Bank	107,903	142,751
Advance payments by borrowers for taxes and insurance	2,573	3,272
Accrued interest payable	349	370
Accounts payable and other liabilities	2,418	4,306

TOTAL LIABILITIES	773,698	768,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,766,763 and 4,734,035 shares issued, 2,042,820 and 2,033,336 outstanding	47	47
Additional paid-in capital	55,855	54,878
Retained earnings	85,643	82,505
Treasury stock, 2,723,943 and 2,700,669 shares - at cost	(55,673)	(54,786)
Accumulated other comprehensive income on available for sale securities	759	897

TOTAL STOCKHOLDERS’ EQUITY	86,631	83,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$860,329	$851,962

See Notes to Unaudited Consolidated Financial Statements.
* derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

INTEREST INCOME
Interest and fees on loans	$8,567	$9,170	$17,665	$18,257
Interest and dividends on investments	313	486	657	1,010
Other interest income	122	151	251	306
TOTAL INTEREST INCOME	9,002	9,807	18,573	19,573
INTEREST EXPENSE:
Deposits	720	1,098	1,550	2,228
Advances from Federal Home Loan Bank	977	1,013	1,979	1,963
TOTAL INTEREST EXPENSE	1,697	2,111	3,529	4,191
NET INTEREST INCOME	7,305	7,696	15,044	15,382

PROVISION FOR LOAN LOSSES	250	550	400	900

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,055	7,146	14,644	14,482

NON-INTEREST INCOME:
Service charges and other	3,716	3,646	7,296	7,216
Gain on sale of loans	39	--	2,070	--
Other income	216	235	417	433
TOTAL NON-INTEREST INCOME	3,971	3,881	9,783	7,649

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,916	4,588	9,992	8,899
Occupancy expense	1,663	1,603	3,315	3,166
Marketing and professional	819	803	1,736	1,657
FDIC premiums and assessments	135	144	270	279
Other operating expenses	1,172	1,307	2,144	2,891
TOTAL NON-INTEREST EXPENSE	8,705	8,445	17,457	16,892

INCOME BEFORE INCOME TAXES	2,321	2,582	6,970	5,239
INCOME TAXES	762	874	2,339	1,759
NET INCOME	$1,559	$1,708	$4,631	$3,480
BASIC EARNINGS PER COMMON SHARE	$0.76	$0.83	$2.27	$1.69
DILUTED EARNINGS PER COMMON SHARE	$0.75	$0.82	$2.24	$1.67

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	For Three Months		For Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012

Net income	$1,559	$1,708	$4,631	$3,480
Unrealized gains (losses), gross	(57)	18	(212)	(23)
Unrealized gains (losses), tax effect	(20)	(5)	(74)	(8)
Unrealized gains (losses), net of tax	(37)	13	(138)	(15)
Comprehensive income	$1,522	$1,721	$4,493	$3,465

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	For the Six Months
	Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,631	$3,480
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	19	(1)
Provision for loan losses	400	900
Provision for loss on real estate owned	36	389
Loss on sale of OREO	34	70
Gain on sale of loans	(2,070)	-
Depreciation	793	774
Excess tax benefits from share-based payment arrangements	(61)	(29)
Change in accounts payable and other liabilities	(1,888)	151
Change in life insurance contracts	(305)	(304)
Amortization of intangible assets	4	6
Change in prepaid expenses and other assets	(447)	(125)
Change in accrued interest receivable	259	(31)
Change in accrued interest payable	(21)	71
Stock-based compensation	65	340
Other items– net	(14)	(42)
Net cash provided by operating activities	1,435	5,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of mortgage-backed securities available for sale	3,001	2,636
Principal repayments of securities held to maturity	9,118	11,538
Purchase of securities held to maturity	(17,477)	(4,080)
Purchase of securities available for sale & equity securities	(100)	(181)
Net loan originations	(20,120)	(34,374)
Purchase of loans	-	(1,380)
Proceeds from sale of loans	51,635	1,655
(Purchases) redemption of FHLB Stock	1,535	(955)
Proceeds from sale of OREO	638	1,014
Purchase of premises and equipment	(2,573)	(2,196)
Net cash (used) provided by investing activities	25,657	(26,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan to ESOP	-	65
Net increase in deposits	42,733	31,929
Net increase (decrease) in FHLB advances	(34,848)	2,161
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(699)	9
Dividends paid	(1,493)	(1,495)
Excess tax benefits from share-based payment arrangements	61	29
Proceeds from exercise of stock options	784	323
Purchase of common stock for treasury	(887)	(495)
Net cash provided by financing activities	5,651	32,526

NET INCREASE IN CASH	32,743	11,852
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,300	29,155
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,043	$41,007

Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income, net of income taxes	$(138)	$(15)
Transfer from loans to real estate owned	940	592
Loans originated to finance sale of real estate owned	106	127

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2013 and September 30, 2012 and for the three and six months ended March 31, 2013 and 2012, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,038	2,067	2,039	2,063
Effect of dilutive securities:
Common stock equivalents	28	21	26	20
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,066	2,088	2,065	2,083

For the three and six months ended March 31, 2013 and 2012, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amounted to 72,220 and 47,200 for the three and six months ended March 31, 2013 and 2012, respectively.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

ASU-Accounting Standards Update (2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this Update do not change the current reporting requirements for net income or other comprehensive income (OCI), but finalize reporting requirements related to reclassifications out of accumulated other comprehensive income (AOCI). Presentation requirements were originally addressed in ASU 2011-05, but delayed by ASU 2011-12 as a result of feedback received and have been modified in this Update to address those concerns. This Update requires entities to provide information about significant amounts reclassified out of AOCI. If the reclassified amount is required to be reclassified in its entirety to net income in the same reporting period, the entity is required to present, either on the face of the income statement or in the notes, the impact of the reclassification on the respective line items of net income. For other amounts that are reclassified partially to the balance sheet and partially to the income statement (i.e. those amounts that are not reclassified in their entirety to net income in the same reporting period), the entity must cross-reference to other disclosures that provide additional detail about those amounts. For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this standard did not have a material impact on the consolidated financial statements.

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

The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the six months ended March 31, 2013, there were no transfers between levels.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. These are inputs used by a third-party pricing service used by the Company.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government-sponsored entities. Securities classified as Level 3 include asset-backed securities in less liquid markets.  Securities held to maturity are valued using discounted cash flow models that use assumptions about prepayment speeds, coupon default rates, discount rates and timing and other assumptions that may affect the amounts of cash flows.  The Company periodically updates its understanding of the inputs used and compares valuations to an additional third party source.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value if the impaired loan is collateral-dependent, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through an internal review process.  Other methods used to determine fair value are enterprise value, liquidation value and discounted cash flows.  The fair value of impaired loans that are not collateral dependent would require a measure using a discounted cash flow analysis considered to be a Level 3 input.  Fair value is re-assessed at least quarterly, or more frequently when circumstances occur that indicate a change in fair value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present the fair value measurements of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and September 30, 2012, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		Fair Value Measurements using:
	Fair Value At March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,586	$-	$1,586	$-
Federal Home Loan Mortgage Corp.	1,784	-	1,784	-
Federal National Mortgage Assoc.	11,520	-	11,520	-
Total mortgage-backed securities	14,890	-	14,890	-

CMOs:
Government National Mortgage Assoc.	1,530	-	1,530	-
Marketable equity securities	655	655	-	-
Total recurring	$17,075	$655	$16,420	$-

Assets valued on a non-recurring basis:
Impaired loans	$664	$-	$-	$664
Other real estate owned	639	-	-	639
Total non-recurring	$1,303	$-	$-	$1,303

	Fair Value At September	Fair Value Hierarchy
	30, 2012	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,674	$-	$1,674	$-
Federal Home Loan Mortgage Corp.	2,169	-	2,169	-
Federal National Mortgage Assoc.	13,842	-	13,842	-
	17,685	-	17,685	-

CMOs:
Government National Mortgage Assoc.	1,788	-	1,788	-
Marketable equity securities	494	494	-	-
Total recurring	$19,967	$494	$19,473	$-

Assets valued on a non-recurring basis:
Impaired loans	$5,053	$-	$-	$5,053
Other real estate owned	513	-	-	513
Total non-recurring	$5,566	$-	$-	$5,566

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
March 31, 2013:
Impaired Loans	$ 664	Property appraisals	Management discount for property type and recent market volatility	15%-19% discount

Other real estate owned	$ 639	Property appraisals	Management discount for property type and recent market volatility	10%-68% discount

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
September 30, 2012:
Impaired Loans	$ 5,053	Property appraisals	Management discount for property type and recent market volatility	5%-30% discount

Other real estate owned	$ 513	Property appraisals	Management discount for property type and recent market volatility	3%-61% discount

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

Investment Securities – See the discussion in Note 5 on the valuation of the fair value of investment securities.  Investment securities’ fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - See the discussion in Note 5 on the valuation of fair value of impaired loans.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.  No adjustment has been made for illiquidity in the market for loans as there is no active market for many of the Company’s loans on which to reasonably base this estimate.

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at March 31, 2013.  The FHLB of Dallas is still redeeming stock.

Bank Owned Life Insurance- The carrying amounts of bank owned life insurance contracts approximate fair value.

Accrued Interest - The carrying amounts of accrued interest receivable and payable approximate fair value.

Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank - The fair value of advances is estimated using rates currently available for advances of similar remaining maturities.

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2013 and September 30, 2012:

	March 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Fair Value Measurements at March 31, 2013

			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:			(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$ 70,043	$ 70,043	$ 70,043	$ -	$ -
Investment securities	92,219	93,366	655	92,711	-
FHLB stock	5,274	5,274	-	5,274	-
Accrued interest receivable	2,255	2,255	-	2,255	-
Life Insurance contracts	14,818	14,818	-	14,818	-
Loans receivable, net	635,163	627,980	-	-	627,980

Financial liabilities:
Deposits	660,455	663,400	111,349	552,051	-
Advance from Federal Home Loan Bank	107,903	117,280	-	117,280	-
Accrued interest payable	349	349	-	349	-

	September 30, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Fair Value Measurements at September 30, 2012

			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:			(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$ 37,300	$ 37,300	$ 37,300	$ -	$ -
Investment securities	86,780	88,357	494	87,863	-
FHLB stock	6,809	6,809	-	6,809	-
Accrued interest receivable	2,514	2,514	-	2,514	-
Life Insurance contracts	14,513	14,513	-	14,513	-
Loans receivable, net	665,842	665,384	-	-	665,384

Financial liabilities:
Deposits	617,722	621,676	93,410	528,266	-
Advance from Federal Home Loan Bank	142,751	153,855	-	153,855	-
Accrued interest payable	370	370	-	370	-

NOTE 6 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	March 31, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,516	$70	$-	$1,586
Federal Home Loan Mortgage Corp.	1,714	70	-	1,784
Federal National Mortgage Assoc.	10,828	692	-	11,520
	14,058	832	-	14,890

CMOs:
Government National Mortgage Assoc.	1,375	155	-	1,530
Marketable equity securities	471	185	(1)	655
Total	$15,904	$1,172	$(1)	$17,075

	September 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,618	$56	$-	$1,674
Federal Home Loan Mortgage Corp.	2,077	92	-	2,169
Federal National Mortgage Assoc.	12,914	928	-	13,842
	16,609	1,076	-	17,685

CMOs:
Government National Mortgage Assoc.	1,604	184	-	1,788
Marketable equity securities	371	125	(2)	494
Total	$18,584	$1,385	$(2)	$19,967

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	March 31, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$57,419	$-	$-	$57,419
Mortgage-backed securities:
Federal National Mortgage Assoc.	13,852	864	-	14,716
Federal Home Loan Mortgage Corp.	3,144	227	-	3,371
CMOs:
Federal Home Loan Mortgage Corp.	56	3	-	59
Federal National Mortgage Assoc.	673	53	-	726
Total	$75,144	$1,147	$-	$76,291

	September 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$44,673	$-	$-	$44,673
Mortgage-backed securities:
Federal National Mortgage Assoc.	17,364	1,180	-	18,544
Federal Home Loan Mortgage Corp.	3,874	321	-	4,195
CMOs:
Federal Home Loan Mortgage Corp.	76	5	-	81
Federal National Mortgage Assoc.	826	71	-	897
Total	$66,813	$1,577	$-	$68,390

Details concerning available-for-sale securities with unrealized losses as of March 31, 2013 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale
Marketable equity securities	$-	$-	$6	$(1)	$6	$(1)
Total	$-	$-	$6	$(1)	$6	$(1)

Details concerning available-for-sale securities with unrealized losses as of September 30, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	Losses	value	losses	value	losses
Available-for-Sale
Marketable equity securities	$-	$-	$5	$(2)	$5	$(2)
Total	$-	$-	$5	$(2)	$5	$(2)

The Bank had 1 security in an unrealized loss position; with a total gross unrealized loss of $1 thousand as of March 31, 2013.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2013, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	15,433	16,420
Equity securities	471	655
Total	$15,904	$17,075

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2013, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$36,191	$36,191
Due after one year but within five years	21,228	21,228
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	57,419	57,419

Mortgage-backed securities	17,725	18,872
Total	$75,144	$76,291

There were no other than temporary impairment losses in the equity securities portfolio for the six months ended March 31, 2013. Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

NOTE 7-LOANS

Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2013	% Total	Sept. 30, 2012	% Total

Commercial real estate loans	$123,475	19.2%	$120,557	17.8%
Commercial non-real estate loans	29,942	4.6%	34,032	5.0%
Commercial-construction loans	7,600	1.2%	7,357	1.1%
Commercial-land	9,875	1.5%	13,312	2.0%
Residential-construction loans	7,302	1.1%	9,478	1.4%
Residential-real estate loans	386,075	59.8%	413,500	61.1%
Consumer-Mobile home loans	38,626	6.0%	37,030	5.5%
Consumer-other	42,325	6.6%	41,110	6.1%
Total Loans	645,220	100.0%	676,376	100.0%
Less:
Allowance for loan losses	8,135		8,559
Deferred loan fees	1,922		1,975
Total Net Loans	$635,163		$665,842

Residential real estate loans decreased $27.4 million between September 30, 2012 and March 31, 2013 mainly due to the sale of $46.3 million in mortgage loans.  Commercial real estate loans increased slightly by $2.9 million.  At March 31, 2013 approximately $293.0 million of loans receivable were pledged as collateral securing advances from the FHLB.

At March 31, 2013 the Company was in an asset sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment. In the current operating environment, the Company is biased toward rising market interest rates and the timing of such increases, if any, is unknown.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in 000’s)	2013	2012	2013	2012
Beginning ALLL	$8,234	$8,392	$8,559	$8,331
Provision for Loan Losses	250	550	400	900
Net Charge-offs	349	492	824	781
Ending ALLL	$8,135	$8,450	$8,135	$8,450

The amount of nonaccrual loans at March 31, 2013 and September 30, 2012 was approximately $5.0 million and $10.2 million, respectively.  The Company had total impaired loans of approximately $5.3 million and $8.7 million at March 31, 2013 and September 30, 2012, respectively. There were no specific reserves allocated to impaired loans at March 31, 2013 and September 30, 2012.

Allowance for Loan Losses and Recorded Investment in Loans as of March 31, 2013 and September 30, 2012 and for the six months ended March 31, 2013 and March 31, 2012.

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

The table below provides an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended March 31, 2013
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential-real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,045	$141	$368	$80	$4,171	$265	$586	$578	$8,234
Charge-offs	-	-	21	-	206	-	131	24	382
Recoveries	15	-	-	-	8	-	8	2	33
Provision	-	-	52	-	83	-	115	-	250
Ending balance	$2,060	$141	$399	$80	$4,056	$265	$578	$556	$8,135

	Quarter Ended March 31, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial- construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,032	$139	$434	$81	$4,268	$269	$569	$600	$8,392
Charge-offs	99	-	250	-	83	-	54	19	505
Recoveries	1	-	-	-	2	-	2	8	13
Provision	74	-	249	1	145	1	79	1	550
Ending balance	$2,008	$139	$433	$82	$4,332	$270	$596	$590	$8,450

	Six Months Ended March 31, 2013
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559
Charge-offs	-	-	141	-	506	-	188	39	874
Recoveries	15	-	-	-	22	-	10	3	50
Provision	-	-	103	-	150	-	147	-	400
Ending balance	$2,060	$141	$399	$80	$4,056	$265	$578	$556	$8,135

	Six Months Ended March 31, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning Balance	$1,991	$136	$425	$78	$4,274	$258	$593	$576	$8,331
Charge-offs	300	-	250	-	274	-	111	22	957
Recoveries	156	-	-	-	6	-	5	9	176
Provision	161	3	258	4	326	12	109	27	900
Ending balance	$2,008	$139	$433	$82	$4,332	$270	$596	$590	$8,450

	As of March 31, 2013
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment	$2,060	$141	$399	$80	$4,056	$265	$578	$556	$8,135

Loans: Ending Balanc Collectively evaluated for impairment	$119,774	$7,600	$9,151	$7,302	$385,362	$29,809	$38,626	$42,325	$639,949

Ending Balance individually evaluated for impairment	$3,701	$-	$724	$-	$713	$133	$-	$-	$5,271

	As of September 30, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial- Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer- Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559

Loans: Ending Balance Collectively evaluated for impairment	$117,033	$7,357	$8,654	$9,478	$413,119	$33,878	$37,030	$41,110	$667,659

Ending Balance individually evaluated for impairment	$3,524	$-	$4,658	$-	$381	$154	$-	$-	$8,717

Credit Quality Indicators
As of March 31, 2013

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at March 31, 2013

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$2,934	$-	$2,934	1.8%
Excellent	-	-	17	13	30	0.0
Average	717	-	654	4,345	5,716	3.3
Satisfactory	7,845	7,176	24,311	98,895	138,227	80.9
Watch	572	64	1,657	14,177	16,470	9.6
Special Mention	17	360	223	1,825	2,425	1.4
Substandard	724	-	146	4,220	5,090	3.0
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$9,875	$7,600	$29,942	$123,475	$170,892	100.0%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2012

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,146	$-	$3,146	1.8%
Excellent	-	-	118	-	118	0.1
Average	815	-	500	4,921	6,236	3.6
Satisfactory	7,231	6,927	28,008	92,494	134,660	76.8
Watch	601	65	2,056	18,733	21,455	12.2
Special Mention	17	365	50	872	1,304	0.7
Substandard	4,648	-	154	3,537	8,339	4.8
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$13,312	$7,357	$34,032	$120,557	$175,258	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at March 31, 2013

(in thousands)	Residential- Real Estate Construction	Residential- Real Estate	Total

Grade:
Pass	$7,302	$381,393	$388,695
Special Mention	-	320	320
Substandard	-	4,362	4,362
Loss	-	-	-
Total	$7,302	$386,075	$393,377

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2012

(in thousands)	Residential- Real Estate Construction	Residential- Prime	Total

Grade:
Pass	$9,478	$408,611	$418,089
Special Mention	-	328	328
Substandard	-	4,561	4,561
Loss	-	-	-
Total	$9,478	$413,500	$422,978

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at March 31, 2013

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$38,401	$41,904	$80,305
Nonperforming	225	421	646
Total	$38,626	$42,325	$80,951

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2012

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$36,606	$40,680	$77,286
Nonperforming	424	430	854
Total	$37,030	$41,110	$78,140

Age Analysis of Past Due Loans
As of March 31, 2013

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$405	$1,258	$1,663	$121,812	$123,475	$-
Commercial non-real estate loans	224	14	238	29,704	29,942	-
Commercial-construction loans	-	-	-	7,600	7,600	-
Commercial-land	-	734	734	9,141	9,875	-
Residential-construction loans	-	-	-	7,302	7,302	-
Residential-real estate loans	4,576	2,658	7,234	378,841	386,075	335
Consumer-Mobile home loans	1,257	238	1,495	37,131	38,626	-
Consumer-other	538	259	797	41,528	42,325	-
Total	$7,000	$5,161	$12,161	$633,059	$645,220	$335

Age Analysis of Past Due Loans
As of September 30, 2012

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$35	$810	$845	$119,712	$120,557	$-
Commercial non-real estate loans	28	2	30	34,002	34,032	-
Commercial-construction loans	-	-	-	7,357	7,357	-
Commercial-land	314	531	845	12,467	13,312	-
Residential-construction loans	-	-	-	9,478	9,478	-
Residential-real estate loans	4,410	4,249	8,659	404,841	413,500	351
Consumer-Mobile home loans	1,292	425	1,717	35,313	37,030	-
Consumer-other	332	343	675	40,435	41,110	-
Total	$6,411	$6,360	$12,771	$663,605	$676,376	$351

Impaired Loans
For the three and six months ended March 31, 2013
				This Quarter		Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$3,701	$3,702	$-	$3,682	$45	$3,457	$76
Commercial non-real estate	133	133	-	136	3	142	5
Commercial-construction loans	-	-	-	-	-	-	-
Commercial-land	724	1,967	-	3,266	-	3,902	-
Residential-real estate loans	713	952	-	790	7	483	8
Subtotal:	5,271	6,754	-	7,874	55	7,984	89
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-	-	-
Commercial-land	-	-	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-	-	-
Subtotal:	-	-	-	-	-	-	-
Totals:
Commercial	4,558	5,802	-	7,084	48	7,501	81
Residential	713	952	-	790	7	483	8
Total	$5,271	$6,754	$-	$7,874	$55	$7,984	$89

Impaired Loans
For the year ended September 30, 2012
				Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$3,523	$3,578	$-	$3,925	$108
Commercial non-real estate	154	154	-	223	7
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,658	6,275	-	4,959	11
Residential-real estate loans	381	783	-	692	15
Subtotal:	8,716	10,790	-	9,799	141
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	-	-	-	-	-
Totals:
Commercial	8,335	10,007	-	9,107	126
Residential	381	783	-	692	15
Total	$8,716	$10,790	$-	$9,799	$141

Troubled debt restructured loans (“TDRs”) which are included in the impaired loan totals, were $2.3 million with all still accruing and $6.3 million with $2.4 million still accruing at March 31, 2013 and September 30, 2012, respectively. The decrease in TDRs was primarily due to the payoff of a non-performing loan in the amount of $3.8 million. The Company has not committed to lend additional funds to the customers with outstanding loans that are classified as a TDR. As of September 30, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of March 31, 2013

There were no new TDRs for the six month period ended March 31, 2013.

As of March 31, 2013, no loans that were modified as TDRs within the previous twelve months defaulted after their restructure.

Modifications
As of March 31, 2012

There were no new TDRs for the six month period ended March 31, 2012.

As of March 31, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Loans on Nonaccrual Status
At March 31, 2013 and September 30, 2012

(in thousands)	March 31, 2013	September 30, 2012

Commercial real estate loans	$1,258	$810
Commercial non-real estate loans	14	2
Commercial-construction loans	-	-
Commercial-land	724	4,344
Residential-construction loans	-	-
Residential-real estate loans	2,524	4,249
Consumer-Mobile home loans	225	425
Consumer-other	249	343
Total	$4,994	$10,173

Nonaccrual loans at March 31, 2013 decreased by $5.2 million primarily due to the payoff of a $3.8 million residential land development loan in the Baton Rouge market area.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ESULTS OF OPERATIONS

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at March 31, 2013 amounted to $860.3 million, an increase of $8.3 million or 0.98% as compared to $852.0 million at September 30, 2012. The increase was primarily due to an increase in cash and securities offset somewhat by a decrease in loans receivable.

Securities available-for-sale totaled $17.1 million and securities held to maturity totaled $75.1 million at March 31, 2013, which, combined, represented an increase of $5.4 million or 6.27% as compared to September 30, 2012. The increase was primarily due to the increase in certificates of deposits at other banks offset somewhat by normal principal repayments on the existing portfolio.

Loans receivable, net of allowance for loan losses, totaled $635.2 million at March 31, 2013, which represented a decrease of $30.7 million or 4.61% compared to September 30, 2012. The decrease was mainly due to the sale of $46.3 million in mortgage loans, which resulted in a gain of $2.1 million. The sale was done to realize the gain and to manage interest rate risk.

FHLB stock decreased $1.5 million due to stock redemptions.

Total deposits, after interest credited, at March 31, 2013 were $660.5 million, which represented an increase of $42.7 million or 6.92% as compared to September 30, 2012. The increase was due to creases in non-interest bearing checking, interest bearing checking, and savings offset somewhat by decreases in money market and time deposit accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 18 months.

Advances decreased $34.8 million or 24.41% as compared to the amount at September 30, 2012. The decrease was due to normal principal payments on existing advances and $32.6 million in maturities.

Stockholders’ equity was $86.6 million at March 31, 2013 and $83.5 million at September 30, 2012. The increase was due primarily to net income less regular and accelerated first quarter dividend payments of $1.5 million and treasury stock purchases of $887 thousand.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

Net Income. The Company had net income of $1.6 million or $0.75 per diluted share, and $4.6 million or $2.24 per diluted share, for the three and six months ended March 31, 2013, respectively as compared to net income of $1.7 million or $0.82 per diluted share, and $3.5 million or $1.67 per diluted share, for the three and six month periods ended March 31, 2012, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $805 thousand or 8.21% and decreased $1.0 million or 5.11% for the three and six months ended March 31, 2013, respectively, as compared to the same periods ended March 31, 2012.  The average yield on loans decreased to 5.34% and 5.40%, respectively, for the three and six months ended March 31, 2013, from 5.76% and 5.81%, respectively, for the same periods in 2012.  Loan yields have trended downward because of the low interest rate environment and due to the increase in the average balance of conforming one-to-four family mortgage loans at the current low interest rates.

Total Interest Expense. Total interest expense decreased $414 thousand or 19.61% and $662 thousand or 15.79%, respectively, for the three and six-month periods ended March 31, 2013, respectively as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.53% and 0.58% for the three and six months ended March 31, 2013 compared to 0.84% and 0.86%, for the same periods in 2012.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.

Net Interest Income. Net interest income decreased $391 thousand or 5.08% and decreased $338 thousand or 2.20% for the three and six-month periods ended March 31, 2013, respectively as compared to the same periods ended March 31, 2012. The decrease in net interest income was primarily due to a $46.3 million loan sale offset somewhat by lower rates on deposits.

Provision for Loan Losses.  Management recorded a $400 thousand provision for the fiscal year to date as compared to a provision of $900 thousand for the first half of fiscal 2012, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at March 31, 2013 was 1.26% compared to 1.27% at September 30, 2012 and 1.32% at March 31, 2012.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national banks for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans past due.  Non-performing loans as a percent of total loans plus real estate owned were 0.81% at March 31, 2013, compared to 1.56% at September 30, 2012 and 1.80% at March 31, 2012. The decrease in non-performing loans was due to the payoff of a residential land development loan for $3.8 million located in the Baton Rouge market area. Potential problem loans are considered to be substandard loans that are accruing but not considered impaired.  Potential problem loans at March 31, 2013 totaled approximately $2.3 million.

Non-Interest Income.  Total non-interest income increased $90 thousand and $2.1 million for the three and six month periods ended March 31, 2013, respectively as compared to the same periods in 2012.  The increase is primarily attributable to the gain on the sale of loans totaling $2.1 million in the first fiscal quarter.

Non-Interest Expense.  Total non-interest expense increased $260 thousand and $565 thousand, respectively, during the three and six months ended March 31, 2013, as compared to the same periods in 2012.  The increases were due to additional compensation, occupancy and marketing expenses. A portion of the compensation expense increase is due to the opening of two new branches in Lafayette and Baton Rouge.

Income Tax Expense. Income tax expense decreased by $112 thousand for the three months and increased by $580 thousand for the six-month period ended March 31, 2013 as compared to the same periods in 2012.  The increase in tax expense for the six-month period is due to the gain on sale of loans in the amount of $2.1 million during the first fiscal quarter. The Company’s effective tax rate was 32.82% and 33.56% for the three and six months ended March 31, 2013 respectively as compared to 33.85% and 33.58% for the comparable 2012 periods.

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

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At March 31, 2013 the Bank was in compliance with its regulatory capital requirements as follows:
(000’s)
	Required Minimum Ratio	Required to be Well Capitalized
			Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	13.11%	14.47%
Total risk-based capital	8.00%	10.00%	14.38%	15.74%
Leverage Ratio	4.00%	5.00%	8.78%	9.71%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at March 31, 2013.   Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of March 31, 2013, FHLB borrowed funds totaled $107.9 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $184.7 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013(1)	2012(1)	2013(1)	2012(1)

Return on average assets	0.74%	0.83%	1.09%	0.86%
Return on average equity	7.19%	8.22%	10.68%	8.54%
Average interest rate spread	3.62%	3.90%	3.71%	3.94%
Nonperforming assets to total assets	0.68%	1.43%	0.68%	1.43%
Nonperforming loans to total loans	0.81%	1.80%	0.81%	1.80%
Average net interest margin	3.78%	4.08%	3.88%	4.12%
Tangible book value per share	$40.62	$37.91	$40.62	$37.91

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At March 31, 2013 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2013.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1–31, 2013	1,610	$38.00	1,610	45,356
February 1-28, 2013	6,600	39.46	6,600	38,756
March 1-31, 2013	-	-	-	38,756
Total	8,210	$39.17	8,210	38,756

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

TECHE HOLDING COMPANY
Date: May 15, 2013	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)