Form 10-Q
period 2013-06-30
TECHE HOLDING CO
filed 2013-08-14
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 1, 2013

Class	2,034,098
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2013	September 30, 2012*
ASSETS	(unaudited)

Cash and due from banks	$15,691	$15,661
Interest-bearing deposits	17,619	21,639
Securities available-for-sale at fair value (amortized cost of $14,628 and $18,584)	15,489	19,967
Securities held-to-maturity—at amortized cost (estimated fair value of $68,684 and $68,390)	67,909	66,813
Loans receivable—net of allowance for loan losses of $8,038 and $8,559	659,739	665,842
Accrued interest receivable	2,196	2,514
Investment in Federal Home Loan Bank stock, at cost	4,928	6,809
Real estate owned, net	950	513
Prepaid expenses and other assets	4,068	4,540
Goodwill	3,647	3,647
Life insurance contracts	14,971	14,513
Premises and equipment, net	32,614	29,504

TOTAL ASSETS	$839,821	$851,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$647,432	$617,722
Advances from Federal Home Loan Bank	98,757	142,751
Advance payments by borrowers for taxes and insurance	2,843	3,272
Accrued interest payable	339	370
Accounts payable and other liabilities	3,789	4,306

TOTAL LIABILITIES	753,160	768,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,786,181 and 4,734,035 shares issued, 2,026,938 and 2,033,336 outstanding	47	47
Additional paid-in capital	56,587	54,878
Retained earnings	86,846	82,505
Treasury stock, 2,759,243and 2,700,669 shares - at cost	(57,377)	(54,786)
Accumulated other comprehensive income on available for sale securities	558	897

TOTAL STOCKHOLDERS’ EQUITY	86,661	83,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,821	$851,962

See Notes to Unaudited Consolidated Financial Statements.
* derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

INTEREST INCOME
Interest and fees on loans	$8,977	$9,124	$26,643	$27,381
Interest and dividends on investments	286	454	943	1,464
Other interest income	129	147	380	453
TOTAL INTEREST INCOME	9,392	9,725	27,966	29,298
INTEREST EXPENSE:
Deposits	671	981	2,221	3,209
Advances from Federal Home Loan Bank	959	1,012	2,939	2,976
TOTAL INTEREST EXPENSE	1,630	1,993	5,160	6,185
NET INTEREST INCOME	7,762	7,732	22,806	23,113

PROVISION FOR LOAN LOSSES	-	510	400	1,410

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,762	7,222	22,406	21,703

NON INTEREST INCOME:
Total other-than temporary impairment losses	-	(35)	-	(35)
Portion of impairment losses recognized in or reclassified from other comprehensive loss	-	(93)	-	(93)
Net impairment losses recognized in earnings	-	(128)	-	(128)
Service charges and other	3,652	3,509	10,949	10,725
Gain on sale of premises and equipment	-	-	-	-
Gain on equity securities	3	-	3	-
Gain on sale of loans	49	71	2,119	71
Other income	200	199	616	633
TOTAL NON INTEREST INCOME	3,904	3,651	13,687	11,301

NON INTEREST EXPENSE:
Compensation and employee benefits	4,943	4,576	14,935	13,475
Occupancy expense	1,794	1,660	5,109	4,826
Marketing and professional	796	740	2,531	2,397
FDIC premiums and assessment	105	145	375	424
Other operating expenses	1,099	1,166	3,244	4,057
TOTAL NON INTEREST EXPENSE	8,737	8,287	26,194	25,179

INCOME BEFORE INCOME TAXES	2,929	2,586	9,899	7,825
INCOME TAXES	976	854	3,315	2,613
NET INCOME	$1,953	$1,732	$6,584	$5,212
BASIC EARNINGS PER COMMON SHARE	$0.96	$0.84	$3.23	$2.53
DILUTED EARNINGS PER COMMON SHARE	$0.95	$0.83	$3.19	$2.50

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	For Three Months		For Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net income	$1,953	$1,732	$6,584	$5,212
Previously recorded non-credit OTTI loss reclassed and recognized as a loss in the statement of income	-	62	-	62

Unrealized gains (losses), gross	(310)	153	(522)	130
Unrealized gains (losses), tax effect	(109)	(53)	(183)	(45)
Unrealized gains (losses), net of tax	(201)	100	(339)	85
Comprehensive income	$1,752	$1,894	$6,245	$5,359

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	For the Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,584	$5,212
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments and mortgage-backed securities	23	(81)
Impairment of debt securities	-	128
Provision for loan losses	400	1,410
Provision for loss on real estate owned	75	412
Loss on sale of OREO	30	82
Gain on securities	(3)	-
Gain on sale of loans	(2,119)	(71)
Depreciation	1,221	1,177
Excess tax benefits from share-based payment arrangements	(70)	(29)
Change in accounts payable and other liabilities	(517)	(36)
Change in life insurance contracts	(458)	(455)
Amortization of intangible assets	5	9
Change in prepaid expenses and other assets	467	401
Change in accrued interest receivable	318	(119)
Change in accrued interest payable	(31)	39
Stock-based compensation	65	468
Other– net	(127)	118
Net cash provided by operating activities	5,863	8,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of mortgage-backed securities available for sale	4,579	3,649
Principal repayments of securities held to maturity	23,450	14,505
Purchase of securities held to maturity	(24,582)	(6,819)
Purchase of securities available for sale and equity securities	(100)	(482)
Proceeds from sale of equity securities	15	-
Net loan originations	(46,823)	(56,580)
Purchase of loans	(747)	(1,380)
Proceeds from sale of loans	53,979	3,913
(Purchase) redemption of FHLB stock	1,881	(1,202)
Proceeds from sale of OREO	871	1,141
Purchase of premises and equipment	(4,331)	(4,445)
Net cash provided by (used in) investing activities	8,192	(47,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of ESOP loan	-	65
Net increase in deposits	29,710	16,882
Net (decrease) increase in FHLB advances	(43,994)	31,772
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(429)	215
Dividends paid	(2,241)	(2,244)
Excess tax benefits from share-based payment arrangements	70	29
Proceeds from exercise of stock options	1,430	626
Purchase of common stock for treasury	(2,591)	(2,560)
Net cash provided by (used in) financing activities	(18,045)	44,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,990)	5,750
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,300	29,155
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,310	$34,905

Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income, net Taxes	(339)	85
Transfer from loans to real estate owned	1,554	1,262
Loans originated to finance sale of real estate owned	141	407
See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of June 30, 2013 and September 30, 2012 and for the three and nine months ended June 30, 2013 and 2012, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and nine months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,030	2,055	2,036	2,060
Effect of dilutive securities:
Common stock equivalents	34	23	29	21
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,064	2,078	2,065	2,081

For the three and nine months ended June 30, 2013 and 2012, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amounted to approximately 3,000 and 47,200 for the three and nine months ended June 30, 2013 and 2012, respectively.

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

The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the nine months ended June 30, 2013, there were no transfers between levels.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value if the impaired loan is collateral-dependent, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through an internal review process.  Other methods used to determine fair value are enterprise value, liquidation value and discounted cash flows.  The fair value of impaired loans that are not collateral dependent would require a measure using a discounted cash flow analysis considered to be a Level 3 input.  Fair value is re-assessed at least quarterly, or more frequently when circumstances occur that indicate a change in fair value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present the fair value measurements of financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and September 30, 2012, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		Fair Value Measurements using:
	Fair Value At June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,526	-	1,526	-
Federal Home Loan Mortgage Corp.	1,588	-	1,588	-
Federal National Mortgage Assoc.	10,320	-	10,320	-
	13,434	-	13,434	-

CMOs:
Government National Mortgage Assoc.	1,400	-	1,400	-
Marketable equity securities	655	655	-	-
Total recurring	$15,489	655	14,834	-

Assets valued on a non-recurring basis:
Impaired loans	$937	-	-	937
Other real estate owned	950	-	-	950
Total non-recurring	$1,887	-	-	1,887

	Fair Value At	Fair Value Hierarchy
	September 30, 2012	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,674	$-	$1,674	$-
Federal Home Loan Mortgage Corp.	2,169	-	2,169	-
Federal National Mortgage Assoc.	13,842	-	13,842	-
	17,685	-	17,685	-

CMOs:
Government National Mortgage Assoc.	1,788	-	1,788	-
Marketable equity securities	494	494	-	-
Total recurring	$19,967	$494	$19,473	$-

Assets valued on a non-recurring basis:
Impaired loans	$5,053	$-	$-	$5,053
Other real estate owned	513	-	-	513
Total non-recurring	$5,566	$-	$-	$5,566

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
June 30, 2013:
Impaired Loans	$ 937	Property appraisals	Management discount for property type and recent market volatility	8%-28% discount
Other real estate owned	$ 950	Property appraisals	Management discount for property type and recent market volatility	8%-35% discount

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
September 30, 2012:
Impaired Loans	$ 5,053	Property appraisals	Management discount for property type and recent market volatility	5%-30% discount
Other real estate owned	$ 513	Property appraisals	Management discount for property type and recent market volatility	3%-61% discount

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at June 30, 2013.  The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2013 and September 30, 2012:

	June 30, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Fair Value Measurements at June 30, 2013

			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:			(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$ 33,310	$ 33,310	$ 33,310	$ -	$ -
Investment securities	83,398	84,173	655	83,518	-
FHLB stock	4,928	4,928	-	4,928	-
Accrued interest receivable	2,196	2,196	-	2,196	-
Life Insurance contracts	14,971	14,971	-	14,971	-
Loans receivable, net	659,739	648,166	-	-	648,166

Financial liabilities:
Deposits	647,432	649,338	102,752	546,586	-
Advance from Federal Home Loan Bank	98,757	104,015	-	104,015	-
Accrued interest payable	339	339	-	339	-

	September 30, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Fair Value Measurements at September 30, 2012

			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial assets:			(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$ 37,300	$ 37,300	$ 37,300	$ -	$ -
Investment securities	86,780	88,357	494	87,863	-
FHLB stock	6,809	6,809	-	6,809	-
Accrued interest receivable	2,514	2,514	-	2,514	-
Life Insurance contracts	14,513	14,513	-	14,513	-
Loans receivable, net	665,842	665384	-	-	665,384

Financial liabilities:
Deposits	617,722	621,676	93,410	528,266	-
Advance from Federal Home Loan Bank	142,751	153,855	-	153,855	-
Accrued interest payable	370	370	-	370	-

NOTE 6 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	June 30, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,465	$61	$-	$1,526
Federal Home Loan Mortgage Corp.	1,530	58	-	1,588
Federal National Mortgage Assoc.	9,895	425	-	10,320
	12,890	544	-	13,434

CMOs:
Government National Mortgage Assoc.	1,275	125	-	1,400
Marketable equity securities	463	193	(1)	655
Total	$14,628	$862	$(1)	$15,489

	September 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,618	$56	$-	$1,674
Federal Home Loan Mortgage Corp.	2,077	92	-	2,169
Federal National Mortgage Assoc.	12,914	928	-	13,842
	16,609	1,076	-	17,685

CMOs:
Government National Mortgage Assoc.	1,604	184	-	1,788
Marketable equity securities	371	125	(2)	494
Total	$18,584	$1,385	$(2)	$19,967

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	June 30, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$51,945	$-	$-	$51,945
Mortgage-backed securities:
Federal National Mortgage Assoc.	12,525	553	-	13,078
Federal Home Loan Mortgage Corp.	2,808	195	-	3,003
CMOs:
Federal Home Loan Mortgage Corp.	49	-	-	49
Federal National Mortgage Assoc.	582	27	-	609
Total	$67,909	$775	$-	$68,684

	September 30, 2012
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$44,673	$-	$-	$44,673
Mortgage-backed securities:
Federal National Mortgage Assoc.	17,364	1,180	-	18,544
Federal Home Loan Mortgage Corp.	3,874	321	-	4,195
CMOs:
Federal Home Loan Mortgage Corp.	76	5	-	81
Federal National Mortgage Assoc.	826	71	-	897
Total	$66,813	$1,577	$-	$68,390

Details concerning available-for-sale securities with unrealized losses as of June 30, 2013 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Unrealized	Fair value	Unrealized	Fair value	Unrealized
Available-for-sale
Marketable equity securities	$-	$-	$6	$(1)	$6	$(1)
Total	$-	$-	$6	$(1)	$6	$(1)

Details concerning available-for-sale securities with unrealized losses as of September 30, 2012 are as follows:

	Securities with losses		Securities with losses
	under 12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	Losses	value	losses	value	losses
Available-for-Sale
Marketable equity securities	$-	$-	$5	$(2)	$5	$(2)
Total	$-	$-	$5	$(2)	$5	$(2)

The Bank had 2 securities in an unrealized loss position; with a total gross unrealized loss of $1 thousand as of June 30, 2013.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2013, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	-	-

Mortgage-backed securities	14,165	14,834
Equity securities	463	655
Total	$14,628	$15,489

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2013, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$30,355	$30,355
Due after one year but within five years	21,590	21,590
Due after five years but within ten years	-	-
Due after ten years	-	-
Total	51,945	51,945

Mortgage-backed securities	15,964	16,739
Total	$67,909	$68,684

There were no other than temporary impairment losses in the equity securities portfolio for the nine months ended June 30, 2013.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of the unrealized losses.

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

NOTE 7-LOANS

Loans Receivable

Loans receivable are summarized as follows:

(In thousands)	June 30, 2013	% Total	September 30, 2012	% Total

Commercial real estate loans	$126,570	18.9%	$120,557	17.8%
Commercial non-real estate loans	30,109	4.5%	34,032	5.0%
Commercial-construction loans	8,931	1.3%	7,357	1.1%
Commercial-land	10,493	1.6%	13,312	2.0%
Residential-construction loans	5,877	0.9%	9,478	1.4%
Residential-real estate loans	403,309	60.2%	413,500	61.1%
Consumer-Mobile home loans	40,692	6.1%	37,030	5.5%
Consumer-other	43,751	6.5%	41,110	6.1%
Total Loans	669,732	100.0%	676,376	100.0%
Less:
Allowance for loan losses	8,038		8,559
Deferred loan fees	1,955		1,975
Total Net Loans	$659,739		$665,842

Residential real estate loans decreased $10.2 million between September 30, 2012 and June 30, 2013 mainly due to the sale of $46.3 million in mortgage loans. Commercial real estate loans increased slightly by $6.0 million.  At June 30, 2013 approximately $300.4 million of loans receivable were pledged as collateral securing advances from the FHLB.

At June 30, 2013 the Company was in an asset sensitive position. Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment. In the current operating environment, the Company is biased toward rising market interest rates and the timing of such increases, if any, is unknown.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:
	Three Months Ended June 30,		Nine Months Ended June 30,
(in 000’s)	2013	2012	2013	2012
Beginning ALLL	$8,135	$8,450	$8,559	$8,331
Provision for Loan Losses	-	510	400	1,410
Net Charge-offs	(97)	(549)	(921)	(1,330)
Ending ALLL	$8,038	$8,411	$8,038	$8,411

The amount of nonaccrual loans at June 30, 2013 and September 30, 2012 was approximately $4.9 million and $10.2 million, respectively.  The Company had total impaired loans of approximately $8.2 million and $8.7 million at June 30, 2013 and September 30, 2012, respectively. There were no specific reserves allocated to impaired loans at June 30, 2013 and September 30, 2012.

Allowance for Loan Losses and Recorded Investment in Loans as of June 30, 2013 and September 30, 2012 and for the three and nine months ended June 30, 2013 and June 30, 2012.

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

The table below provides an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended June 30, 2013
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:
Beginning balance	$2,060	$141	$399	$80	$4,056	$265	$578	$556	$8,135
Charge-offs	31	-	27	-	48	13	20	22	161
Recoveries	-	-	26	-	17	-	19	2	64
Provision	-	-	-	-	-	-	-	-	-
Ending balance	$2,029	$141	$398	$80	$4,025	$252	$577	$536	$8,038

	Quarter Ended June 30, 2012
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:
Beginning balance	$2,008	$139	$433	$82	$4,332	$270	$596	$590	$8,450
Charge-offs	100	-	-	-	193	165	65	43	566
Recoveries	3	-	-	-	5	-	8	1	17
Provision	99	1	-	-	161	148	67	34	510
Ending balance	$2,010	$140	$433	$82	$4,305	$253	$606	$582	$8,411

	Nine months Ended June 30, 2013
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning balance	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559
Charge-offs	31	-	168	-	554	13	208	61	1,035
Recoveries	15	-	26	-	39	-	29	5	114
Provision	-	-	103	-	150	-	147	-	400
Ending balance	$2,029	$141	$398	$80	$4,025	$252	$577	$536	$8,038

	Nine Months Ended June 30, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Beginning balance	$1,991	$136	$425	$78	$4,274	$258	$593	$576	$8,331
Charge-offs	400	-	250	-	467	165	176	65	1,523
Recoveries	159	-	-	-	11	-	14	9	193
Provision	260	4	258	4	487	160	176	61	1,410
Ending balance	$2,010	$140	$433	$82	$4,305	$253	$607	$581	$8,411

	As of June 30, 2013
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment	$2,029	$141	$398	$80	$4,025	$252	$577	$536	$8,038

Loans: Ending Balance Collectively evaluated for impairment	$120,792	$8,931	$10,204	$5,877	$402,585	$28,672	$40,692	$43,751	$661,504

Ending Balance individually evaluated for impairment	$5,778	$-	$289	$-	$724	$1,437	$-	$-	$8,228

	As of September 30, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial-n on real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated for impairment	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559

Loans: Ending Balance Collectively evaluated for impairment	$117,033	$7,357	$8,654	$9,478	$413,119	$33,878	$37,030	$41,110	$667,659

Ending Balance individually evaluated for impairment	$3,524	$-	$4,658	$-	$381	$154	$-	$-	$8,717

Credit Quality Indicators
As of June 30, 2013

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at June 30, 2013

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,144	$-	$3,144	1.8%
Excellent	-	-	16	11	27	0.0
Average	637	-	618	3,919	5,174	2.9
Satisfactory	9,010	8,504	24,452	102,791	144,757	82.2
Watch	557	65	1,641	13,842	16,105	9.2
Special Mention	-	362	-	1,809	2,171	1.2
Substandard	289	-	238	4,198	4,725	2.7
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$10,493	$8,931	$30,109	$126,570	$176,103	100.0%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2012

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,146	$-	$3,146	1.8%
Excellent	-	-	118	-	118	0.1
Average	815	-	500	4,921	6,236	3.6
Satisfactory	7,231	6,927	28,008	92,494	134,660	76.8
Watch	601	65	2,056	18,733	21,455	12.2
Special Mention	17	365	50	872	1,304	0.7
Substandard	4,648	-	154	3,537	8,339	4.8
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$13,312	$7,357	$34,032	$120,557	$175,258	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at June 30, 2013

(in thousands)	Residential- Real Estate Construction	Residential- Real Estate	Total

Grade:
Pass	$5,877	$398,557	$404,434
Special Mention	-	319	319
Substandard	-	4,433	4,433
Loss	-	-	-
Total	$5,877	$403,309	$409,186

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2012

(in thousands)	Residential- Real Estate Construction	Residential- Prime	Total

Grade:
Pass	$9,478	$408,611	$418,089
Special Mention	-	328	328
Substandard	-	4,561	4,561
Loss	-	-	-
Total	$9,478	$413,500	$422,978

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at June 30, 2013

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$40,430	$43,404	$83,834
Nonperforming	262	347	609
Total	$40,692	$43,751	$84,443

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2012

(in thousands)	Consumer- Mobile Homes	Consumer- Other Loans	Total

Performing	$36,606	$40,680	$77,286
Nonperforming	424	430	854
Total	$37,030	$41,110	$78,140

Age Analysis of Past Due Loans
As of June 30, 2013

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 days and Accruing

Commercial real estate loans	$33	$1,101	$1,134	$125,436	$126,570	$-
Commercial non-real estate loans	26	91	117	29,992	30,109	-
Commercial-construction loans	65	-	65	8,866	8,931	-
Commercial-land	-	289	289	10,204	10,493	-
Residential-construction loans	-	-	-	5,877	5,877	-
Residential-real estate loans	3,074	2,689	5,763	397,546	403,309	332
Consumer-Mobile home loans	941	262	1,203	39,489	40,692	-
Consumer-other	219	187	406	43,345	43,751	-
Total	$4,358	$4,619	$8,977	$660,755	$669,732	$332

Age Analysis of Past Due Loans
As of September 30, 2012

(in thousands)	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Commercial real estate loans	$35	$810	$845	$119,712	$120,557	$-
Commercial non-real estate loans	28	2	30	34,002	34,032	-
Commercial-construction loans	-	-	-	7,357	7,357	-
Commercial-land	314	531	845	12,467	13,312	-
Residential-construction loans	-	-	-	9,478	9,478	-
Residential-real estate loans	4,410	4,249	8,659	404,841	413,500	351
Consumer-Mobile home loans	1,292	425	1,717	35,313	37,030	-
Consumer-other	332	343	675	40,435	41,110	-
Total	$6,411	$6,360	$12,771	$663,605	$676,376	$351

Impaired Loans
For the three and nine months ended June 30, 2013
				This Quarter		Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$6,975	$7,036	$-	$7,008	$91	$4,647	$167
Commercial non-real estate	240	240	-	279	6	188	11
Commercial-construction loans	-	-	-	-	-	-	-
Commercial-land	289	1,557	-	306	-	2,703	-
Residential-real estate loans	724	963	-	721	13	562	21
Subtotal:	8,228	9,796	-	8,314	110	8,100	199
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-	-	-
Commercial-land	-	-	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-	-	-
Subtotal:	-	-	-	-	-	-	-
Totals:
Commercial	7,504	8,833	-	7,593	97	7,538	178
Residential	724	963	-	721	13	562	21
Total	$8,228	$9,796	$-	$8,314	$110	$8,100	$199

Impaired Loans
For the year ended September 30, 2012
				Year to Date
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate loans	$3,523	$3,578	$-	$3,925	$108
Commercial non-real estate	154	154	-	223	7
Commercial-construction loans	-	-	-	-	-
Commercial-land	4,658	6,275	-	4,959	11
Residential-real estate loans	381	783	-	692	15
Subtotal:	8,716	10,790	-	9,799	141
With an allowance recorded:
Commercial real estate loans	-	-	-	-	-
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	-	-	-	-	-
Totals:
Commercial	8,335	10,007	-	9,107	126
Residential	381	783	-	692	15
Total	$8,716	$10,790	$-	$9,799	$141

Troubled debt restructured loans (“TDRs”) which are included in the impaired loan totals, were $3.2 million with $2.2 million still accruing and $6.3 million with $2.4 million still accruing at June 30, 2013 and September 30, 2012, respectively. The decrease in TDRs was primarily due to the payoff of a non-performing loan in the amount of $3.8 million. The Company has not committed to lend additional funds to the customers with outstanding loans that are classified as a TDR. As of September 30, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of June 30, 2013

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructuring occurring during the nine months ended June 30, 2013:
Commercial real estate loans	1	$935	$987
Commercial non-real estate	-	-	-
Total	1	$935	$987

One commercial loan totaling $1.0 million secured by fourteen condos was classified this quarter as a TDR due to a recent lower interest rate and advance of additional funds.  Thirteen of the fourteen condos are currently occupied and the loan is not currently delinquent.

As of June 30, 2013, no loans that were modified as TDRs within the previous twelve months defaulted after their restructure.

Modifications
As of June 30, 2012

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructuring occurring during the nine months ended June 30, 2012:
Commercial real estate loans	3	$2,261	$2,261
Commercial non-real estate	1	127	127
Total	4	$2,388	$2,388

Three commercial loans totaling $2.3 million were classified as TDRs due to a modification of terms allowing the customer to make interest only payments for a period of time.  One commercial loan with a balance of $127,000 and was also classified as a TDR to a modification of terms allowing the customer to make interest only payments for a period of time.

As of June 30, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Loans on Nonaccrual Status
At June 30, 2013 and September 30, 2012

(in thousands)	June 30, 2013	September 30, 2012

Commercial real estate loans	$1,101	$810
Commercial non-real estate loans	91	2
Commercial-construction loans	-	-
Commercial-land	289	4,344
Residential-construction loans	-	-
Residential-real estate loans	2,996	4,249
Consumer-Mobile home loans	262	425
Consumer-other	187	343
Total	$4,926	$10,173

Nonaccrual loans at June 30, 2013 decreased by $5.2 million primarily due to the payoff of a $3.8 million residential land development loan in the Baton Rouge market area.

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at June 30, 2013 amounted to $839.8 million, a decrease of $12.2 million or 1.43% as compared to $852.0 million at September 30, 2012. The decrease was primarily due to the sale of mortgage loans earlier in the year as noted below.

Securities available-for-sale totaled $15.5 million and securities held to maturity totaled $67.9 million at June 30, 2013, which, combined, represented a decrease of $3.4 million or 3.90% as compared to September 30, 2012. The decrease was primarily due to the normal principal repayments on the existing portfolio offset somewhat by the increase in certificates of deposits at other banks.

Loans receivable, net of allowance for loan losses, totaled $659.7 million at June 30, 2013, which represented a decrease of $6.1 million or 0.92% compared to September 30, 2012. The decrease was mainly due to the sale of $46.3 million in mortgage loans offset by continued mortgage loan growth and somewhat by the increase in consumer and commercial loans.

FHLB stock decreased $1.9 million due to stock redemptions.

Total deposits, after interest credited, at June 30, 2013 were $647.4 million, which represented an increase of $29.7 million or 4.81% as compared to September 30, 2012. The increase was due to increases in non-interest bearing checking, interest bearing checking, and savings offset somewhat by decreases in money market and time deposit accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 18 months.

Advances decreased $44.0 million or 30.82% as compared to the amount at September 30, 2012. The decrease was due to normal principal payments on existing advances and $40.6 million in maturities.

Stockholders’ equity was $86.7 million at June 30, 2013 and $83.5 million at September 30, 2012. The increase was due primarily to net income less dividend payments of $2.2 million and treasury stock purchases of $2.6 million.

COMPARISON OF EARNINGS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

Net Income. The Company had net income of $2.0 million or $0.95 per diluted share, and $6.6 million or $3.19 per diluted share, for the three and nine months ended June 30, 2013 as compared to net income of $1.7 million or $0.83 per diluted share, and $5.2 million or $2.50 per diluted share, for the three and nine month periods ended June 30, 2012, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income decreased $333 thousand or 3.42% and $1.3 million or 4.55% for the three and nine months ended June 30, 2013, respectively, as compared to the same periods ended June 30, 2012.  The average yield on loans decreased to 5.48% and 5.43%, respectively, for the three and nine months ended June 30, 2013, from 5.63% and 5.75%, respectively, for the same periods in 2012.  Loan yields have trended downward because of the low interest rate environment.

Total Interest Expense. Total interest expense decreased $363 thousand or 18.21% and $1.0 million or 16.57%, respectively, for the three and nine month periods ended June 30, 2013 as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.49% and 0.55% for the three and nine months ended June 30, 2013 compared to 0.75% and 0.82%, for the same periods in 2012.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.

Net Interest Income. Net interest income increased $30 thousand or 0.39% and decreased $307 thousand or 1.33%, respectively, for the three and nine month periods ended June 30, 2013, as compared to the same periods ended June 30, 2012. The increase for the three month period ended June 30, 2013 in net interest income was primarily due to a decrease in rates on interest bearing liabilities.  The decrease for the nine month period ended June 30, 2013 in net interest income was primarily due to a decrease in rates on earning assets offset somewhat by a decrease in the cost of interest bearing liabilities.

Provision for Loan Losses.  There was no provision for loan losses in the three months ended June 30, 2013 as compared to a provision of $510 thousand for the quarter ended June 30, 2012. Management recorded a $400 thousand provision for the fiscal year to date as compared to a provision of $1.4 million for the first nine months of fiscal 2012, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at June 30, 2013 was 1.20% compared to 1.27% at September 30, 2012 and 1.27% at June 30, 2012.  The decrease in the overall ratio of the allowance for loan losses to total loans for the quarter was due to improving credit quality metrics.

The calculation that supports the adequacy of the Allowance for Loan Losses (ALLL) includes management’s best estimates that are applied to known portfolio elements.  The Bank employs a 9-point grading system to track as accurately as possible the inherent quality of the loan portfolio.  The application of a nine point system is used on all accounts in the commercial loan portfolio.  Values of “1” or “2” are considered to be substantially risk free.  Average and acceptable risk loans are assigned point values of “3” and “4”,  Loans with some documented deficiencies or are of modest financial strength are assigned a rating of “5”.  Point values of 6, 7, 8, and 9 are assigned, respectively, to loans classified as special mention, substandard, doubtful, and loss.  Consumer loans are only assigned risk ratings of “6” or worse, based on payment history.  In addition, management considers other trends such as local economic conditions, the risk rating of the loan portfolios as discussed above, amounts and trends in non-performing assets and concentration factors.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans are past due.  Non-performing loans as a percent of total loans were 0.77% at June 30, 2013, compared to 1.56% at September 30, 2012 and 1.62% at June 30, 2012. The decrease in non-performing loans was due to the payoff of a residential land development loan for $3.8 million located in the Baton Rouge market area. Potential problem loans are considered to be substandard loans that are accruing but not considered impaired.  Potential problem loans at June 30, 2013 totaled approximately $3.2 million as compared to approximately $6.3 million at September 30, 2012.

Non-Interest Income. Total non-interest income increased $253 thousand and $2.4 million for the three and nine month periods ended June 30, 2013, respectively as compared to the same periods in 2012. The increase for the nine month period is primarily attributable to the gain on the sale of loans totaling $2.1 million in the first fiscal quarter.

Non-Interest Expense.  Total non-interest expense increased $450 thousand and $1.0 million, respectively, during the three and nine months ended June 30, 2013, as compared to the same periods in 2012.  The increases were due to additional compensation, occupancy and marketing expenses, which is the result of opening two new branches in Lafayette and Baton Rouge.

Income Tax Expense. Income tax expense increased by $122 thousand and $702 thousand, respectively, during the three and nine months ended June 30, 2013 as compared to the same periods in 2012.  The increase in tax expense for the three and nine month comparative periods were due to income before taxes being higher.    The Company’s effective tax rate was 33.33% and 33.49% for the three and nine months ended June 30, 2013 respectively as compared to 33.02% and 33.39% for the comparable 2012 periods.

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

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At June 30, 2013 the Bank was in compliance with its regulatory capital requirements as follows:

(000’s)
	Required Minimum Ratio	Required to be Well Capitalized
			Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	13.04%	14.32%
Total risk-based capital	8.00%	10.00%	14.31%	15.59%
Leverage Ratio	4.00%	5.00%	8.83%	9.71%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at June 30, 2013.   Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of June 30, 2013, FHLB borrowed funds totaled $98.8 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $201.3 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit provided by a bank to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013(1)	2012(1)	2013(1)	2012(1)

Return on average assets	0.92%	0.83%	1.03%	0.85%
Return on average equity	8.89%	8.28%	10.08%	8.45%
Interest rate spread	3.86%	3.87%	3.76%	3.92%
Average net interest margin	4.01%	4.06%	3.92%	4.10%
Nonperforming assets to total assets	0.72%	1.34%	0.72%	1.34%
Nonperforming loans to total loans	0.77%	1.62%	0.77%	1.62%
Tangible book value per share	$41.06	$38.51	$41.06	$38.51

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At June 30, 2013 the Company was in a slightly asset sensitive position.  Generally, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.  Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2013.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.         RISK FACTORS

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1–30, 2013	-	$-	-	38,756
May 1-31, 2013	31,100	41.30	31,100	60,000
June 1-30, 2013	9,900	42.27	9,900	50,100
Total	41,000	$41.54	41,000	50,100

The repurchase plan announced   May 24, 2013, authorizing the repurchase of up to 60,000 shares, has no expiration date for the authorized share repurchases under this plan.

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

TECHE HOLDING COMPANY
Date: August 14, 2013	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)