Form 10-K
period 2013-09-30
TECHE HOLDING CO
filed 2013-12-20
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2013
- or -
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.

Commission Number:  1-13712

TECHE HOLDING COMPANY
(Exact name of Registrant as specified in its Charter)

Louisiana	72-1287456
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1120 Jefferson Terrace, New Iberia, Louisiana	70560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (337) 560-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NYSE MKT on March 31, 2013, was $51 million.

As of December 9, 2013 there were 2,063,269 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2013 Annual Report to Stockholders (Parts I, II and IV)
2.	Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders (Part III)

TECHE HOLDING COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

The Bank offers a variety of financial services to meet the local banking needs of St. Mary, Lafayette, Iberia, St. Martin, Terrebonne, upper Lafourche, East Baton Rouge, and St. Landry Parishes, Louisiana (the “primary market area”).  Teche Federal operates from its main office located at 1120 Jefferson Terrace, New Iberia, Louisiana and currently has nineteen other offices. As of September 30, 2013, the Bank had 256 full-time and 67 part-time employees.

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

Lending Activities

The Bank’s lending strategy historically focused on the origination of traditional one-to-four-family mortgage loans with the primary emphasis on single family residences in the Bank’s primary market area. In recent years, the Bank has emphasized SmartGrowth Loans, consisting of commercial loans, home equity loans, Smart mortgage loans and consumer loans. In furtherance of this strategy, the Bank has increased the amount of its commercial real estate and non-real estate loan portfolios, consumer loans and Smart mortgage loans for retention in the Company’s loan portfolio. Smart mortgage loans originated by the Bank are residential real estate loans that do not meet all of the Bank’s standard loan underwriting criteria. Smart mortgage loans are residential real estate loans that are underwritten to established Bank criteria, but may or may not conform to secondary market requirements. Smart mortgage loans comprised $113.6 million, or 16.6%, of the total loan portfolio. For more information regarding loans see Note 4 to the Consolidated Financial Statements included as part of Exhibit 13 to this report.  At September 30, 2013, SmartGrowth Loans totaled $509.0 million or 74.4% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.  Except as set forth below, there are no concentrations of loans exceeding 10% of the loan portfolio.

	At September 30,
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial real estate loans	$133,649	19.4%	$120,557	17.8%	$111,558	18.3%	$118,858	19.9%	$119,602	20.0%
Commercial non-real estate loans	30,685	4.5	34,032	5.0	27,403	4.5	30,929	5.2	30,434	5.1
Commercial-construction loans	8,593	1.3	7,357	1.1	9,473	1.5	5,526	0.9	6,814	1.1
Commercial-land	10,349	1.5	13,312	2.0	15,721	2.6	19,004	3.2	20,531	3.4
Residential-construction loans	5,112	0.7	9,478	1.4	10,604	1.7	4,320	0.7	4,800	0.8
Residential-real estate loans	409,693	59.7	413,500	61.1	356,950	58.5	337,885	56.6	335,199	56.2
Consumer-Mobile home loans	43,198	6.3	37,030	5.5	38,285	6.3	40,094	6.7	40,328	6.8
Consumer-other	45,171	6.6	41,110	6.1	40,227	6.6	40,807	6.8	39,163	6.6
Total Loans	686,450	100.00%	676,376	100.00%	610,221	100.00%	597,423	100.00%	596,871	100.00%
Less:
Allowance for loan losses	7,868		8,559		8,331		9,256		6,806
Deferred loan fees	2,047		1,975		1,619		1,532		1,538
Total Net loans	$676,535		$665,842		$600,271		$586,635		$588,527

Loan Maturity Tables. The following table sets forth the maturity of the Bank’s construction loans, commercial real estate loans and commercial non-real estate loans at September 30, 2013.  The table does not include prepayments or scheduled principal repayments.  Adjustable-rate loans are shown as maturing based on contractual maturities.

	Residential	Commercial	Commercial
	Construction	Real Estate	Non Real
	Loans	Loans	Estate Loans
(In Thousands)
Amounts due:
1 year or less	$4,616	$18,988	$10,790
After 1 year:
1 year to 5 years	209	73,641	19,105
More than 5 years	287	41,020	790
Total due after September 30, 2014	496	114,661	19,895

Total amount due	$5,112	$133,649	$30,685

The following table sets forth the dollar amount of the Bank’s construction loans and commercial real estate and non-real estate loans due more than one year after September 30, 2013 that have pre-determined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
(In Thousands)
Residential Construction loans	$496	$-	$496
Commercial real estate loans	108,792	5,869	114,661
Commercial non-real estate loans	19,895	-	19,895
Total	$129,183	$5,869	$135,052

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

The Bank offers fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years, which amortize monthly.  Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank’s cost of funds.  The Bank originates and holds most of its fixed-rate mortgage loans as long term investments.  Most loans are originated in conformance with the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) guidelines and can therefore be sold in the secondary market should management deem it necessary to manage interest rate risk.  The Bank originated $71.7 million of fixed-rate mortgage loans during the year ended September 30, 2013 and sold an aggregate of $58.0 million of such loans in 73 transactions during the year ended September 30, 2013. The Bank retains servicing of these loans.

Smart one-to-four family mortgages represent those loans not meeting all of the Bank’s standard loan underwriting criteria.  Smart mortgage loans consist primarily of smaller mortgage loans of $100,000 or less with higher interest rates, first time home buyer loans with 100% loan-to-value ratios (“LTVs”), and loans with LTVs greater than 80% to conforming borrowers.  Because these loans may have higher credit risks, they also provide higher yields to the Bank. Underwriting criteria for these loans require sufficient mitigating factors, such as higher FICO scores and/or additional equity, to minimize the additional credit risk associated with these types of loans.  In addition, the Bank does not originate exotic loans, such as interest only ARMs.  The Company does allow a borrower to pay interest only on funds advanced for a construction loan during the construction phase, see “Construction Loans” below for further explanation.  At September 30, 2013, Smart mortgage loans comprised $113.6 million, or 16.6%, of the total loan portfolio.

Construction Loans. The Bank’s construction loans have primarily been made to finance the construction of single-family owner occupied residential properties and, to a limited extent, single family housing for sale by contractors.  Construction loans generally are made to customers of the Bank in its primary market area.  The Bank offers construction loans in amounts up to 80% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  Construction loans to individuals generally do not pay off at completion of the construction phase, but are automatically transferred to the Bank’s one-to-four family residential portfolio. These single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced for the construction during the construction phase (normally for a period of up to nine months) at the end of which time the construction loan converts to a mortgage loan.

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

Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The Bank may occasionally participate larger commercial real estate loans to mitigate risk. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In accordance with the Bank’s classification of assets policy and procedure, the Bank requests annual financial statements on major loans secured by multi-family and commercial real estate. At September 30, 2013 the aggregate balance of the five largest multi-family and commercial real estate loans totaled $16.9 million, with no single loan larger than $4.1 million.

Commercial Non-real Estate Loans. At September 30, 2013, the Bank had $30.7 million invested in commercial non-real estate loans. Such loans are commercial business loans primarily to small business owners in the Bank’s market area. These loans are typically secured by equipment, machinery and other business assets and generally have terms of three to five years.  The largest single relationship loan in this category is $1.8 million and is secured by equipment. Commercial business loans generally have higher interest rates and shorter terms than one-to-four family residential mortgage loans, but also involve a greater degree of risk. These loans may have higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. The Bank tries to minimize its risk exposure by limiting these loans to proven businesses and obtaining personal guarantees from the borrowers whenever possible.

Commercial Land Loans. The Bank offers commercial land and development loans.  Balances in this category have continued to decrease from $15.7 million at September 30, 2011, $13.3 million at September 30, 2012 and currently $10.3 million at September 30, 2013.

Consumer Lot Loan. At September 30, 2013, the Bank had $21.4 million invested in residential lot loans made to individuals.  Balances in this category have remained relatively stable over the last few years.

Home Equity Loans. The Bank also offers home equity loans on single family residences. At September 30, 2013, home equity mortgage loans totaled $40.8 million which makes up part of the category residential real-estate loans. While the Bank does offer adjustable rate home equity lines of credit, the majority of the home equity portfolio have fixed rates with a maximum term of 15 years. A variety of home equity loan programs are offered including combined LTVs up to 100% of collateral, however, such loans are generally for shorter terms. Loans with LTVs 100% and greater total $172.6 thousand as of September 30, 2013.  Creditworthiness, capacity, and loan to value are the primary factors considered during underwriting. To offset additional credit risk and higher combined LTVs, the Bank reduces loan terms and increases loan yields.

Consumer Loans. The Bank also offers loans in the form of loans secured by deposits, home equity loans, automobile loans, mobile home loans and unsecured personal consumer loans. Federal regulations allow the Bank to make secured and unsecured consumer loans of up to 35% of the Bank’s assets.

Loans secured by deposits at the Bank are made up to 100% of the deposit. At September 30, 2013, the Bank had $3.2 million of loans secured by deposits.

At September 30, 2013, the Bank had $2.8 million in automobile loans and $43.2 million in mobile home loans.

Consumer loans tend to be originated at higher interest rates than conventional residential mortgage loans and for shorter terms, which benefits the Bank’s interest rate risk management. However, consumer loans generally involve more risk than first mortgage one-to-four family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. These loans may also give rise to defenses by the borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income and ability to repay the loan, and the value of the collateral.

Loans-to-One Borrower.  Banks cannot make loans to one borrower in an amount that exceeds in the aggregate 15% of unimpaired capital and allowance for loan and lease losses (ALLL) on an unsecured basis and an additional amount equal to 10% of unimpaired capital and ALLL if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank’s maximum loan-to-one borrower limit was approximately $12.5 million as of September 30, 2013.

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

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
All loans:
Commercial real estate loans	$-	$810	$$1,275	$$1,640	$$695
Commercial non-real estate loans	-	2	-	154	98
Commercial-construction loans	-	-	1,021	1,066	760
Commercial-land	-	4,344	4,594	6,042	49
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	1,973	4,249	2,487	4,594	3,666
Consumer-Mobile home loans	246	425	379	458	232
Consumer-other	206	343	322	184	120
Total	$2,425	$10,173	$10,078	$14,138	$5,620
Accruing loans which are contractually past due 90 days or more:
All loans:
Commercial real estate loans	$-	$-	$-	$-	$-
Commercial non-real estate loans	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	239	249	255
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	353	351	554	556	1,186
Consumer-Mobile home loans	-	-	-	-	34
Consumer-other	-	-	-	-	36
Total	$353	$351	$793	$805	$1,511
Total non-performing loans	$2,778	$10,524	$10,871	$14,943	$7,131

Real estate owned	$741	$513	$1,405	$1,181	$1,953
Troubled debt restructurings accruing	$3,203	$2,373	$1,056	$-	$-
Total non-performing assets	$6,722	$13,410	$13,332	$16,124	$9,084
Total non-performing loans to total loans outstanding before allowance	0.40%	1.56%	1.79%	2.51%	1.20%
Total non-performing loans to total assets	0.37%	1.27%	1.37%	1.96%	0.93%
Total non-performing assets to total assets	0.78%	1.34%	1.68%	2.12%	1.19%

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $126,000 for the year ended September 30, 2013.  Interest income of $3,000 on nonaccrual loans was included in net income for the year ended September 30, 2013.

Real Estate Owned. Real estate acquired by the Bank as the result of foreclosure or by deed in lieu of foreclosure is classified as REO until it is sold. When property is acquired it is recorded at the fair value less estimated costs to sell at the date of foreclosure. At September 30, 2013, the Bank had REO with a net balance of $741 thousand, comprised of 8 properties, the largest of which is a parcel of undeveloped commercial land with a book carrying value of $250,000.

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

	At September 30,
	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
At end of year allocated to:
Commercial real estate loans	$1,959	19.4%	$2,045	17.8%	$1,991	18.2%	$2,179	19.9%	$1,869	20.0%
Commercial non-real estate loans	268	4.5	265	5.0	258	4.5	497	5.2	369	5.1
Commercial-construction loans	141	1.3	141	1.1	136	1.6	64	0.9	96	1.1
Commercial-land	398	1.5	437	2.0	425	2.6	1,137	3.2	205	3.4
Residential-construction loans	80	0.7	80	1.4	78	1.7	50	0.7	47	0.8
Residential-real estate loans	3,931	59.7	4,390	61.1	4,274	58.5	4,363	56.6	3,421	56.2
Consumer-Mobile home loans	560	6.3	609	5.5	593	6.3	477	6.7	397	6.8
Consumer-other	531	6.6	592	6.1	576	6.6	489	6.8	402	6.6
Total allowance	$7,868	100.00%	$8,559	100.00%	$8,331	100.00%	$9,256	100.00%	$6,806	100.00%

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Total loans outstanding, net	$676,535	$665,842	$600,271	$586,635	$588,527
Average loans outstanding	$660,218	$643,224	$590,354	$599,134	$606,751

Allowance balances (at beginning of year)	$8,559	$8,331	$9,256	$6,806	$5,545
Provision	400	1,910	3,900	3,896	3,026
Charge offs:
Commercial real estate loans	(103)	(426)	(1,565)	(610)	(1,206)
Commercial non-real estate loans	(13)	(165)	(138)	(83)	(168)
Commercial-construction loans	-	-	(51)	(3)	-
Commercial-land	(168)	(250)	(1,666)	(23)	-
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	(658)	(753)	(1,131)	(443)	(162)
Consumer-Mobile home loans	(230)	(209)	(234)	(151)	(167)
Consumer-other	(69)	(82)	(97)	(164)	(91)
Total charge-offs	(1,241)	(1,885)	(4,882)	(1,476)	(1,794)
Recoveries
Commercial real estate loans	17	159	-
Commercial non-real estate loans	16	-	1	1	-
Commercial-construction loans	-	5	-	1	-
Commercial-land	26	-	-	-	-
Residential-construction loans	-	-	-	-	-
Residential-real estate loans	49	12	39	15	5
Consumer-Mobile home loans	34	16	10	5	7
Consumer-other	8	11	7	8	17
Total recoveries	150	203	57	30	29
Net (charge-offs)	(1,091)	(1,682)	(4,825)	(1,446)	(1,765)
Allowance balance (at end of year)	$7,868	$8,559	$8,331	$9,256	$6,806

Allowance for loan losses to total loans outstanding before allowance	1.15%	1.27%	1.37%	1.55%	1.14%
Net loans charged off as a percent of average loans outstanding before allowance	0.17%	0.26%	0.82%	0.24%	0.29%

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

The Company is authorized to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies and government-sponsored corporations, including securities issued by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”), securities of state and municipal governments, deposits at the FHLB of Dallas, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Company also has the authority to invest in commercial paper and corporate debt and/or equity securities, the assets of which conform to the investments that a State Chartered Bank are otherwise authorized to make directly.  At September 30, 2013, the Company’s securities portfolio did not contain securities of any non-GSE issuer having an aggregate book value in excess of 10% of the Company’s equity.

The Company’s investments in mortgage-backed securities and CMOs include securities issued by government agencies, private issuers and financial institutions. The CMOs held by the Company at September 30, 2013 consisted of floating rate and fixed rate tranches.  Generally, private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government-sponsored corporations, such as the FHLMC, FNMA and GNMA, because they often are secured by jumbo loans. At September 30, 2013, the Bank had CMOs with an aggregate estimated market value of $1.9 million.

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

See Note 3 in the Consolidated Financial Statements for further discussion of other-than-temporary impairments on investment securities. The Company has 330 investments at September 30, 2013 of which one had immaterial unrealized losses. During the fourth quarter ended September 30, 2012, Management took the opportunity to sell the portfolio of private label mortgage securities at an immaterial gain. While the Company had the ability to hold these securities, due to the current uncertainties in the market place, Management made the decision to move these securities out of the portfolio.

The following table sets forth the carrying value of the Company’s investment portfolio, short-term investments and FHLB stock at the dates indicated.

	At September 30,
	2013	2012	2011
	(In Thousands)
FHLB Stock	$5,068	$6,809	$5,318
Time Deposits Other Banks	52,995	44,673	47,975
Mortgage-backed securities
Government sponsored entities	26,768	38,923	52,176
Private label	-	-	1,377
CMOs
Government sponsored entities	1,855	2,690	3,379
Private label	-	-	320
Equity securities	561	494	519
Total investment and mortgage-backed securities	87,247	93,589	111,064
Interest-bearing deposits	16,039	21,639	15,614
Total investments	$103,286	$115,228	$126,678

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values and weighted average yields of the Bank’s securities portfolios by scheduled maturity date at September 30, 2013.  The table shows contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.  Securities with no maturity date (FHLB stock and equity securities) are shown under the total investments column only.  The total investments carrying value differs from the total amortized cost because available for sale securities are carried at their fair value instead of their amortized cost while the carrying value of held to maturity securities is equal to their amortized cost.

	As of September 30, 2013
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Amortized
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Cost
Investment securities held-to-maturity -time deposits other banks	$26,531	0.64%	$26,464	0.91%	$-	-	$-	-	$52,995	0.77%	$52,995
Mortgage-backed securities available for sale government sponsored entities(1)	3	4.00%	1,000	4.27%	4,765	5.01%	11,111	2.93%	12,590	3.12%	12,019
Mortgage-backed securities held to maturity-government sponsored entities(1)	-	-	1,649	4.72%	2,561	5.32%	9,968	3.41%	14,178	3.90%	14,178
Mortgage-backed securities held to maturity-private label	-	-	-	-	-	-	-	-	-	-	-

CMOs(1):
Available for sale government sponsored entities	-	-	-	-	-	-	1,296	4.50%	1,296	4.50%	1,175
Held-to maturity-private label	-	-	-	-	-	-	-	-	-	-	-
Held-to-maturity-government sponsored entities	-	-	-	-	-	-	559	4.36%	559	4.36%	559
FHLB stock(2)	-	-	-	-	-	-	-	-%	5,068	0.38%	5,068
Equity securities(2)	-	-	-	-	-	-	-	-%	561	0.17%	375

Total	$26,534	0.64%	$29,113	1.24%	$3,037	5.27%	$22,934	3.26%	$87,247	1.67%	$86,369

(1)	Does not assume prepayments.
(2)	Equity investments have no stated maturity

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Teche Federal also derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Teche Federal also utilizes advances from the FHLB of Dallas. In recent years, the Bank has emphasized SmartGrowth Deposits consisting of checking accounts, money market accounts and savings accounts. SmartGrowth Deposits totaled $499.1 million at September 30, 2013.

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

Non-interest bearing demand accounts constituted $100.8 million or 15.5% of the Bank’s deposit portfolio at September 30, 2013.  Money market accounts and NOW accounts constituted $195.2 million, or 30.0% of the Bank’s deposit portfolio at September 30, 2013. Regular savings accounts constituted $203.0 million, or 31.2% of the Bank’s deposit portfolio at September 30, 2013. Certificates of deposit constituted of $151.8 million or 23.3% of the deposit portfolio, including $69.6 million of which had balances of $100,000 and over. As of September 30, 2013, the Bank had no brokered deposits.

Certificates of Deposit Accounts of $100,000 or More. Teche Federal maintains a policy of offering higher interest rates on certificates of deposit with larger balances. As a result, to some extent, Teche Federal customers tend to consolidate accounts to earn the highest possible interest. This enables the Bank to effectively compete in the marketplace, reduce the number of accounts and associated costs, and increase, to some extent the number of accounts with balances of $100,000 or more. The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2013.

	Certificates of Deposit	Weighted Interest Rate
Maturity Period:	(In Thousands)
3 months or less	$6,653	0.57%
Over 3 through 6 months	14,438	0.95
Over 6 through 12 months	17,361	1.46
Over 12 months	31,191	2.04
Totals	$69,643	1.53%

Borrowings

Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank’s stock in the FHLB of Dallas and a portion of the Bank’s first mortgage loans and certain other assets.  Funds available under existing credit facilities from the FHLB and two other correspondent banks combined totaled $243.8 million.  The Bank has total FHLB borrowings of $109.0 million, or 12.7% of the Bank’s assets.  Approximately $29.2 million is due in the year ending September 30, 2014.

The following table sets forth certain information regarding the Bank’s short term advances at or for the years ended on the dates indicated:

	At or For the Year Ended September 30,
	2013	2012	2011
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$25,525	$34,944	$12,738
Maximum amount outstanding at any month-end during the year	56,314	56,558	30,839
Balance outstanding at end of year	29,247	53,214	27,093
Weighted average interest rate during the year	1.27%	0.79%	3.27%
Weighted average interest rate at end of year	1.90%	0.70%	0.92%

Subsidiary Activity

The only subsidiary of the Company is Teche Federal Bank.  As of September 30, 2013, the Bank had one inactive subsidiary: Family Investment Services, Inc. (“FISI”) which had total assets of approximately $182 thousand consisting primarily of cash.

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

Federal Deposit Insurance.   The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009.  The prepaid assessment was applied against actual quarterly assessments until exhausted.  Prepaid funds of $971,000 were refunded to the bank in June 2013.

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.   The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.64 basis points of insured deposits on an annualized basis in fiscal year 2013.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.  The Bank is required to maintain certain minimum levels of regulatory capital.  At September 30, 2013, the Bank was in compliance with these requirements.  For further information regarding the Bank’s compliance with these regulatory capital standards, see Note 17 to Consolidated Financial Statements.  In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Changes to Regulatory Capital Requirements

In June 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The new capital requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  The rules will become effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.

The following discussion summarizes the changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which consists of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will qualify as Additional Tier 1 Capital. Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.

These non-qualifying elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement would be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules was  amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization  will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks will continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.

Changes in Risk-Weightings.  The new regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions.  The rules would also significantly change the risk-weighting for residential mortgages.  Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  Under the new regulations, one-to-four family residential mortgage loans will be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due will be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%.  Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% will continue to carry a 50% risk weighting. All other residential mortgage loans will be risk-weighted between 100% to 200%.  The new rules also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

The Bank’s total investment in office property and equipment was $50.6 million with a net book value of $32.6 million at September 30, 2013.

Item 3. Legal Proceedings

At September 30, 2013, neither the Company nor its subsidiaries were involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under the heading “Market and Dividend Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2013 (the “Annual Report”) and is incorporated herein by reference.

Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended September 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

July 1–31, 2013	-	$-	-	50,100
August 1-31, 2013	-	-	-	50,100
September 1-30, 2013	-	-	-	50,100
Total	-	$-	-	50,100

The repurchase plan announced May 23, 2013, authorizing the repurchase of up to 60,000 shares has no expiration date for the authorized repurchase under this plan.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held in January 2014 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2013 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	231,061	37.03	182,514
Equity compensation plans not approved by stockholders:	-	-	-
Total	231,061	37.03	182,514

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

(a)           The following documents are filed as a part of this report:

(1)           The following financial statements and the report of the independent registered public accounting firm are included in the Annual Report and are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2013 and 2012
Consolidated Statements of Income For the Years Ended September 30, 2013, 2012 and 2011 Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended September 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Teche Holding Company*
3.2	Bylaws of Teche Holding Company*
4	Stock Certificate of Teche Holding Company*
10.1	Teche Federal Savings Bank Management Stock Plan**
10.2	Teche Holding Company 1995 Stock Option Plan**
10.3	Teche Holding Company 1997 Stock Option Plan***
10.4	Teche Holding Company 1998 Stock Option Plan***
10.5	Teche Holding Company Stock Option Agreement with Scott Sutton****
10.6	Teche Federal Savings Bank Restricted Stock Agreement with Scott Sutton****
10.7	Teche Holding Company 2001 Stock-Based Incentive Plan*****
10.8	Teche Holding Company 2004 Stock-Based Incentive Plan******
10.9	Employment Agreement between Teche Holding Company and Patrick O. Little *******
10.10	Employment Agreement between Teche Federal Bank and Patrick O. Little *******
10.11	Change in Control Severance Agreement between Teche Federal Bank and Jason Freyou *******
10.12	Change in Control Severance Agreement between Teche Federal Bank and Darryl Broussard *******
10.13	Change in Control Severance Agreement between Teche Federal Bank and J. L. Chauvin *******
10.14	Change in Control Severance Agreement between Teche Federal Bank and Ross Little, Jr. *******
10.15	Teche Holding Company 2011 Stock-Based Incentive Plan********
11	Statement regarding computation of earnings per share (see Note 14 to the Consolidated Financial
Statements in the Annual Report)
13	Annual Report to Stockholders for the fiscal year ended September 30, 2013
21	Subsidiaries of the Registrant (see “Item 1 Business - Subsidiary Activity” herein)

23	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Taxonomy Extension Schema Document ********
101.CAL	XBRL Taxonomy Calculation Linkbase document ********
101.LAB	XBRL Taxonomy Label Linkbase Document ********
101.PRE	XBRL Taxonomy Presentation Linkbase Document ********
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ********

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

TECHE HOLDING COMPANY
Dated: December 20, 2013		/s/ Patrick O. Little
	By:	Patrick O. Little President, Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 20, 2013.

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