Form 10-Q
period 2013-12-31
TECHE HOLDING CO
filed 2014-02-14
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: January 31, 2014.

Class	2,102,964
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2013	September 30, 2013*
ASSETS	(unaudited)

Cash and due from banks	$16,876	$18,293
Interest-bearing deposits	18,668	16,039
Securities available-for-sale at fair value (amortized cost of $12,602 and $13,569)	13,281	14,447
Securities held-to-maturity—at amortized cost (estimated fair value of $68,632 and $68,498)	67,984	67,732
Loans receivable—net of allowance for loan losses of $7,709 and $7,868	696,076	676,535
Accrued interest receivable	2,098	2,091
Investment in Federal Home Loan Bank stock, at cost	5,848	5,068
Real estate owned, net	467	741
Prepaid expenses and other assets	4,201	4,394
Goodwill	3,647	3,647
Life insurance contracts	15,279	15,125
Premises and equipment, net	32,298	32,552

TOTAL ASSETS	$876,723	$856,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$648,475	$650,791
Advances from Federal Home Loan Bank	129,123	108,997
Advance payments by borrowers for taxes and insurance	2,710	3,484
Accrued interest payable	396	353
Accounts payable and other liabilities	4,282	3,978

TOTAL LIABILITIES	784,986	767,603

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,847,017 and 4,813,831 shares issued, 2,082,074 and 2,048,888 outstanding	48	47
Additional paid-in capital	58,772	57,593
Retained earnings	89,855	88,228
Treasury stock, 2,764,943 and 2,764,943 shares - at cost	(57,377)	(57,377)
Accumulated other comprehensive income on available for sale securities	439	570

TOTAL STOCKHOLDERS’ EQUITY	91,737	89,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,723	$856,664

See Notes to Unaudited Consolidated Financial Statements.
* derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	December 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$9,113	$9,098
Interest and dividends on investments	242	344
Other interest income	120	129
TOTAL INTEREST INCOME	9,475	9,571
INTEREST EXPENSE:
Deposits	658	830
Advances from Federal Home Loan Bank	924	1,002
TOTAL INTEREST EXPENSE	1,582	1,832
NET INTEREST INCOME	7,893	7,739

PROVISION FOR LOAN LOSSES	-	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,893	7,589

NON-INTEREST INCOME:
Service charges and other	3,698	3,581
Gain on sale of equity securities	60	-
Gain on sale of loans	74	2,030
Other income	194	201
TOTAL NON-INTEREST INCOME	4,026	5,812

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,913	5,077
Occupancy expense	1,752	1,652
Marketing and professional	637	916
FDIC premiums and assessment	111	135
Louisiana Shares Tax	111	49
Other operating expenses	926	923
TOTAL NON-INTEREST EXPENSE	8,450	8,752

INCOME BEFORE INCOME TAXES	3,469	4,649
INCOME TAXES	1,054	1,577
NET INCOME	$2,415	$3,072
BASIC EARNINGS PER COMMON SHARE	$1.17	$1.51
DILUTED EARNINGS PER COMMON SHARE	$1.15	$1.49

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months
	Ended December 31,
	2013	2012

Net income	$2,415	$3,072
Reclassification of realized losses (gains), net of tax	(39)	-
Unrealized gains (losses), net of tax	(92)	(101)
Comprehensive income	$2,284	$2,971

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Three Months Ended December 31,
	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,415	$3,072
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	3	12
Provision for loan losses	-	150
Provision for loss on real estate owned	-	19
(Gain)/Loss on sale of OREO	(48)	19
Gain on securities	(60)	-
Gain on sale of loans	(74)	(2,030)
Depreciation	452	390
Excess tax benefits from share-based payment arrangements	-	(61)
Change in accounts payable and other liabilities	304	560
Change in life insurance contracts	(154)	(156)
Amortization of intangible assets	1	2
Change in prepaid expenses and other assets	9	(374)
Change in accrued interest receivable	(7)	289
Change in accrued interest payable	43	(25)
Stock-based compensation	253	65
Other items– net	64	(43)
Net cash provided by operating activities	3,201	1,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of mortgage-backed securities available for sale	1,032	1,565
Principal repayments of securities held to maturity	5,134	4,664
Purchase of securities held to maturity	(5,390)	(2,400)
Purchase of securities available for sale & equity securities	-	(100)
Proceeds from sale of investment securities available for sale	195	-
Net loan originations	(22,536)	(17,061)
Proceeds from sale of loans	3,064	49,961
(Purchase) Redemption of FHLB stock	(780)	323
Proceeds from sale of OREO	327	237
Purchase of premises and equipment	(198)	(1,176)
Net cash (used) provided by investing activities	(19,152)	36,013

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	(2,316)	12,917
Net increase (decrease) in FHLB advances	20,126	(25,717)
Net decrease in advance payments by borrowers for taxes and insurance	(774)	(1,225)
Dividends paid	(788)	(1,493)
Excess tax benefits from share-based payment arrangements	-	(61)
Purchase of common stock for treasury	-	(566)
Proceeds from exercise of stock options	915	310
Net cash provided (used) by financing activities	17,163	(15,835)

NET INCREASE (DECREASE) IN CASH	1,212	22,067
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,332	37,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,544	$59,367

Supplemental schedule of noncash investing activities:
Accumulated Other comprehensive income, net of income taxes	$(131)	$(101)
Transfer from loans to real estate owned	$175	$532
Loans originated to finance sale of real estate owned	$170	$73

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and 2012, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three months ended December 31, 2013 and 2012 (in thousands).

	Three Months Ended
	December 31,
	2013	2012
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,059	2,040
Effect of dilutive securities:
Stock options and grants	39	24
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,098	2,064

For the three months ended December 31, 2013 and 2012, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amounted to approximately 3,000 and 72,220  for the three months ended December 31, 2013 and 2012, respectively.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of unrealized holding gains and losses on investments classified as available for sale, net of income taxes.  For the three months ended December 31, 2013, there was a $39,000 net of tax, reclassification out of accumulated other comprehensive income for realized gains on sale of investments.  The reclassification out of accumulated other comprehensive income was reported within non-interest income on the Unaudited Consolidated Statements of Income.  There were no reclassifications out of accumulated other comprehensive income for the three months ended December 31, 2012.

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

The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three months ended December 31, 2013, there were no transfers between levels.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310-10-35. The fair value of impaired loans is estimated using one of several methods, including the collateral value if the impaired loan is collateral-dependent, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through an internal review process.  Other methods used to determine fair value are enterprise value, liquidation value and discounted cash flows.  The fair value of impaired loans that are not collateral dependent would require a measure using a discounted cash flow analysis considered to be a Level 3 input.  Fair value is re-assessed at least quarterly, or more frequently when circumstances occur that indicate a change in fair value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Other Real Estate Owned

Other Real Estate Owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisal, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 3).   The fair value of OREO is based on a property’s appraised value adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed.  The Company has experienced that appraisals quickly become outdated due to the volatile real estate environment.  The inputs used to determine the fair value of OREO fall within Level 3.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

The following tables present the fair value measurements of financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2013 and September 30, 2013, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		Fair Value Measurements using:
	Fair Value At December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,358	$-	$1,358	$-
Federal Home Loan Mortgage Corp.	1,168	-	1,168	-
Federal National Mortgage Assoc.	9,104	-	9,104	-
	11,630	-	11,630	-

CMOs:
Government National Mortgage Assoc.	1,217	-	1,217	-
Marketable equity securities	434	434	-	-
Total recurring	$13,281	$434	$12,847	$-

Assets valued on a non-recurring basis:
Impaired loans	1,327	-	-	1,327
Other real estate owned	467	-	-	467
Total non-recurring	$1,794	$-	$-	$1,794

	Fair Value At September 30,	Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,435	$-	$1,435	$-
Federal Home Loan Mortgage Corp.	1,463	-	1,463	-
Federal National Mortgage Assoc.	9,692	-	9,692	-
	12,590	-	12,590	-

CMOs:
Government National Mortgage Assoc.	1,296	-	1,296	-
Marketable equity securities	561	561	-	-
Total recurring	$14,447	$561	$13,886	$-

Assets valued on a non-recurring basis:
Impaired loans	1,333	-	-	1,333
Other real estate owned	741	-	-	741
Total non-recurring	$2,074	$-	$-	$2,074

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
December 31, 2013:
Impaired Loans	$1,327	Discounted expected cash flows	Interest rate and Repayment term	Weighted average discount rate 6.59% Maturity range 60-72 months

Other real estate owned	$ 467	Property appraisals	Management discount for property type and recent market volatility	10%-37% discount

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
September 30, 2013:
Impaired Loans	$1,333	Discounted expected cash flows	Interest rate and Repayment term	Weighted average discount rate 6.59%
Maturity range 60-72 months

Other real estate owned	$ 741	Property appraisals	Management discount for property type and recent market volatility	10%-33% discount

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

Investment Securities – See the discussion elsewhere in this Note 5 on the valuation of the fair value of investment securities.  Investment securities’ fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at December 31, 2013. The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2013 and September 30, 2013:

			Fair Value Measurements at December 31, 2013
	Carrying	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands) Financial assets:
Cash and cash equivalents	$35,544	$35,544	$35,544	$-	$-
Investment securities	81,265	81,913	434	81,479	-
FHLB stock	5,848	5,848	-	5,848	-
Accrued interest receivable	2,098	2,098	-	2,098	-
Life Insurance contracts	15,279	15,279	-	15,279	-
Loans receivable, net	696,076	695,192	-	-	695,192

Financial liabilities:
Deposits	648,475	649,166	104,974	544,192	-
Advance from Federal Home Loan Bank	129,123	132,961	-	132,961	-
Accrued interest payable	396	396	-	396	-

			Fair Value Measurements at September 30, 2013
	Carrying	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands) Financial assets:
Cash and cash equivalents	$34,332	$34,332	$34,332	$-	$-
Investment securities	82,179	82,945	561	82,384	-
FHLB stock	5,068	5,068	-	5,068	-
Accrued interest receivable	2,091	2,091	-	2,091	-
Life Insurance contracts	15,125	15,125	-	15,125	-
Loans receivable, net	676,535	680,901	-	-	680,901

Financial liabilities:
Deposits	650,791	652,019	100,822	551,197	-
Advance from Federal Home Loan Bank	108,997	113,774	-	113,774	-
Accrued interest payable	353	353	-	353	-

NOTE 6 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	December 31, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,311	$47	$-	$1,358
Federal Home Loan Mortgage Corp.	1,112	56	-	1,168
Federal National Mortgage Assoc.	8,766	338	-	9,104
	11,189	441	-	11,630

CMOs:
Government National Mortgage Assoc.	1,114	103	-	1,217
Marketable equity securities	299	135	-	434
Total	$12,602	$679	$-	$13,281

	September 30, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,383	$52	$-	$1,435
Federal Home Loan Mortgage Corp.	1,405	58	-	1,463
Federal National Mortgage Assoc.	9,231	461	-	9,692
	12,019	571	-	12,590

CMOs:
Government National Mortgage Assoc.	1,175	121	-	1,296
Marketable equity securities	375	186	-	561
Total	$13,569	$878	$-	$14,447

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	December 31, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$54,136	$-	$-	$54,136
Mortgage-backed securities:
Federal National Mortgage Assoc.	11,018	476	-	11,494
Federal Home Loan Mortgage Corp.	2,314	150	-	2,464
CMOs:
Federal Home Loan Mortgage Corp.	41	-	-	41
Federal National Mortgage Assoc.	475	22	-	497
Total	$67,984	$648	$-	$68,632

	September 30, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$52,995	$-	$-	$52,995
Mortgage-backed securities:
Federal National Mortgage Assoc.	11,650	578	(1)	12,227
Federal Home Loan Mortgage Corp.	2,528	155	-	2,683
CMOs:
Federal Home Loan Mortgage Corp.	43	1	-	44
Federal National Mortgage Assoc.	516	33	-	549
Total	$67,732	$767	$(1)	$68,498

The Company has 333 investments at December 31, 2013 none of which had unrealized losses.

Details concerning securities with unrealized losses as of September 30, 2013 are as follows:

	Securities with losses		Securities with losses
	under 12 months		over 12 months		Total
(In thousands)	Fair Value	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross unrealized losses
Held-to-Maturity
Mortgaged-backed securities:
Federal National Mortgage Association	$-	$-	$110	$(1)	$110	$(1)
Total	$-	$-	$110	$(1)	$110	$(1)

The Company has 330 investments at September 30, 2013 of which one had immaterial unrealized losses.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2013, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Total	-	-

Mortgage-backed securities	12,303	12,847
Equity securities	299	434
Total	$12,602	$13,281

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2013, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$27,959	$27,959
Due after one year but within five years	26,177	26,177
Total	54,136	54,136

Mortgage-backed securities	13,848	14,496
Total	$67,984	$68,632

There were no other than temporary impairment losses in the equity securities portfolio for the three months ended December 31, 2013 and the three months ended December 31, 2012.  Management will continue to monitor the equity securities and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of any future unrealized losses.

NOTE 7 - LOANS

Loans Receivable

Loans receivable are summarized as follows:

	At Dec 31 ‘13	% Total	At Sept 30 ‘13	%Total
(In thousands)
Commercial real estate loans	$137,833	19.6%	$133,649	19.4%
Commercial non-real estate loans	33,365	4.7%	30,685	4.5%
Commercial-construction loans	11,631	1.7%	8,593	1.3%
Commercial-land	10,108	1.4%	10,349	1.5%
Residential-construction loans	5,274	0.7%	5,112	0.7%
Residential-real estate loans	417,120	59.1%	409,693	59.7%
Consumer-Mobile home loans	45,182	6.4%	43,198	6.3%
Consumer-other	45,337	6.4%	45,171	6.6%
Total Loans	705,850	100.00%	686,450	100.00%
Less:
Allowance for loan losses	7,709		7,868
Deferred loan fees	2,065		2,047
Total Net Loans	$696,076		$676,535

Residential real estate loans increased $7.4 million between September 30, 2013 and December 31, 2013 due to increased loan originations.  Commercial real estate loans increased $4.2 million due to increased loan originations.  At December 31, 2013 approximately $298.9 million of loans receivable were pledged as collateral securing advances from the FHLB.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended December 31,
(in 000’s)	2013	2012
Beginning ALLL	$7,868	$8,559
Provision for Loan Losses	-	150
Recoveries	9	17
Charge-offs	(168)	(492)
Ending ALLL	$7,709	$8,234

The amount of nonaccrual loans at December 31, 2013 and September 30, 2013 was $3.2 million and $2.4 million, respectively.  The Company had total impaired loans of approximately $7.3 million and $7.6 million at December 31, 2013 and September 30, 2013, respectively. Specific reserves allocated to impaired loans totaled $138,000 at both December 31, 2013 and September 30, 2013.

Allowance for Loan Losses and Recorded Investment in Loans as of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and December 31, 2012.

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

The table below provides an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended December 31, 2013
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:
Beginning Balance	$1,959	$141	$398	$80	$3,931	$268	$560	$531	$7,868
Charge-offs	-	-	-	-	72	-	37	59	168
Recoveries	-	-	-	-	4	-	4	1	9
Provision	-	-	-	-	-	-	-	-	-
Ending balance	$1,959	$141	$398	$80	$3,863	$268	$527	$473	$7,709

	Quarter Ended December 31, 2012
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Beginning Balance	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559
Charge-offs	-	-	121	-	300	-	57	14	492
Recoveries	-	-	-	-	14	-	3	-	17
Provision	-	-	52	-	67	-	31	-	150
Ending balance	$2,045	$141	$368	$80	$4,171	$265	$586	$578	$8,234

	As of December 31, 2013
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes		Consumer-Other		Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$138	$-	$-	$-	$-	$-	$		$		$138

Collectively evaluated for impairment	$1,821	$141	$398	$80	$3,863	$268		$527		$473	$7,571

Loans: Ending Balance Collectively evaluated for impairment	$132,410	$11,631	$10,108	$5,274	$416,586	$31,975		$45,182		$45,337	$698,503

Ending Balance individually evaluated for impairment	$5,423	$-	$-	$-	$534	$1,390		$-		$-	$7,347

	As of September 30, 2013
	Real Estate
(In thousands)	Commercial- real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential- real estate	Commercial- non real estate	Consumer-Mobile Homes	Consumer- Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$138	$-	$-	$-	$-	$-	$-	$-	$138

Collectively evaluated for impairment	$1,821	$141	$398	$80	$3,931	$268	$560	$531	$7,730

Loans: Ending Balance Collectively evaluated for impairment	$128,091	$8,593	$10,349	$5,112	$409,096	$29,283	$43,198	$45,171	$678,893

Ending Balance individually evaluated for impairment	$5,558	$-	$-	$-	$597	$1,402	$-	$-	$7,557

Credit Quality Indicators
As of December 31, 2013

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at December 31, 2013

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$2,621	$-	$2,621	1.4%
Excellent	-	-	15	7	22	0.0
Average	613	-	603	3,755	4,971	2.6
Satisfactory	8,903	11,274	28,272	115,249	163,698	84.8
Watch	592	-	464	11,760	12,816	6.6
Special Mention	-	357	-	1,958	2,315	1.2
Substandard	-	-	1,390	5,104	6,494	3.4
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$10,108	$11,631	$33,365	$137,833	$192,937	100.00%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2013

(In thousands)	Commercial- Land	Commercial- Construction	Commercial- Non-Real Estate	Commercial- Real Estate	Total	% Total

Prime	$-	$-	$3,074	$-	$3,074	1.7%
Excellent	-	-	16	9	25	0.0
Average	624	-	638	3,851	5,113	2.8
Satisfactory	9,119	8,233	25,213	110,415	152,980	83.4
Watch	606	-	342	12,478	13,426	7.3
Special Mention	-	360	-	1,781	2,141	1.2
Substandard	-	-	1,402	5,115	6,517	3.6
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$10,349	$8,593	$30,685	$133,649	$183,276	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at December 31, 2013

	Residential- Real Estate Construction	Residential- Real Estate	Total
(In thousands)
Grade:
Pass	$5,274	$412,433	$417,707
Special Mention	-	314	314
Substandard	-	4,373	4,373
Loss	-	-	-
Total	$5,274	$417,120	$422,394

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2013

	Residential- Real Estate Construction	Residential- Real Estate	Total
(In thousands)
Grade:
Pass	$5,112	$405,863	$410,975
Special Mention	-	316	316
Substandard	-	3,514	3,514
Loss	-	-	-
Total	$5,112	$409,693	$414,805

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at December 31, 2013

	Consumer- Mobile Homes	Consumer- Other Loans	Total
(In thousands)
Performing	$44,874	$45,165	$90,039
Nonperforming	308	172	480
Total	$45,182	$45,337	$90,519

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2013

	Consumer- Mobile Homes	Consumer- Other Loans	Total
(In thousands)
Performing	$42,952	$44,905	$87,857
Nonperforming	246	266	512
Total	$43,198	$45,171	$88,369

Age Analysis of Past Due Loans
As of December 31, 2013

	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
(In thousands)
Commercial real estate loans	$1,280	$-	$1,280	$136,553	$137,833	$-
Commercial non-real estate loans	130	-	130	33,235	33,365	-
Commercial-construction loans	-	-	-	11,631	11,631
Commercial-land	66	-	66	10,042	10,108	-
Residential-construction loans	-	-	-	5,274	5,274	-
Residential-real estate loans	4,407	2,671	7,078	410,042	417,120	350
Consumer-Mobile home loans	1,327	308	1,635	43,547	45,182	-
Consumer-other	269	182	451	44,886	45,337	-
Total	$7,479	$3,161	$10,640	$695,210	$705,850	$350

Age Analysis of Past Due Loans
As of September 30, 2013

	30-89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
(In thousands)
Commercial real estate loans	$783	$-	$783	$132,866	$133,649	$-
Commercial non-real estate loans	50	-	50	30,635	30,685	-
Commercial-construction loans	-	-	-	8,593	8,593	-
Commercial-land	-	-	-	10,349	10,349	-
Residential-construction loans	-	-	-	5,112	5,112	-
Residential-real estate loans	5,582	1,678	7,260	402,433	409,693	353
Consumer-Mobile home loans	1,073	246	1,319	41,879	43,198	-
Consumer-other	262	206	468	44,703	45,171	-
Total	$7,750	$2,130	$9,880	$676,570	$686,450	$353

Impaired Loans
For the three months ended December 31, 2013

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate loans	$4,452	$4,452	$-	$4,516	$65
Commercial non-real estate	1,390	1,390	-	1,392	19
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	534	649	-	532	10
Subtotal:	6,376	6,491	-	6,440	94
With an allowance recorded:
Commercial real estate loans	971	971	138	973	9
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	971	971	138	973	9
Totals:
Commercial	6,813	6,813	138	6,881	93
Residential	534	649	-	532	10
Total	$7,347	$7,462	$138	$7,413	$103

Impaired Loans
For the year ended September 30, 2013

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate loans	$4,580	$4,639	$-	$3,872	$190
Commercial non-real estate	1,402	1,402	-	791	53
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	2,069	-
Residential-real estate loans	597	873	-	584	34
Subtotal:	6,579	6,914	-	7,316	277
With an allowance recorded:
Commercial real estate loans	978	979	138	722	33
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	978	979	138	722	33
Totals:
Commercial	6,960	7,020	138	7,454	276
Residential	597	873	-	584	34
Total	$7,557	$7,893	$138	$8,038	$310

Troubled debt restructured loans (“TDRs”) which are included in the impaired loan totals, were $3.2 million with all still accruing and $3.2 million with all still accruing at December 31, 2013 and September 30, 2013, respectively. The Company has not committed to lend additional funds to the customers with outstanding loans that are classified as a TDR. As of September 30, 2013, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of December 31, 2013

There were no new troubled debt restructurings for the three month period ended December 31, 2013.

As of December 31, 2013, no loans that were modified as TDRs within the previous twelve months defaulted after their restructure.

Modifications
As of December 31, 2012

There were no new troubled debt restructurings for the three month period ended December 31, 2012.

As of December 31, 2012, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Loans on Nonaccrual Status
At December 31, 2013 and September 30, 2013

(in thousands)	December 31, 2013	September 30, 2013

Commercial real estate loans	$-	$-
Commercial non-real estate loans	-	-
Commercial-construction loans	-	-
Commercial-land	-	-
Residential-construction loans	-	-
Residential-real estate loans	2,744	1,973
Consumer-Mobile home loans	308	246
Consumer-other	182	206
Total	$3,234	$2,425

Nonaccrual loans at December 31, 2013 increased by $809,000 primarily due to the increase of delinquent residential-real estate loans in the amount of $771,000.

NOTE 8 - SUBSEQUENT EVENTS

On January 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IBERIABANK Corporation (“IBKC”), the parent company of IBERIABANK.  Under the Merger Agreement, subject to the receipt of shareholder and regulatory approval and the satisfaction of certain other conditions, the Company will merge with and into IBKC (the “Merger”) after which Teche Federal Bank is expected to merge with and into IBERIABANK. As a result of the Merger, each share of Company common stock will be exchanged for 1.162 shares of IBKC common stock, subject to adjustment as set forth in the Merger Agreement.

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at December 31, 2013 amounted to $876.7 million, an increase of $20.0 million or 2.3% as compared to $856.7 million at September 30, 2013. The increase was primarily due to increases in commercial, consumer, and mortgage loans offset somewhat by decreases in cash balances and security balances.

Securities available-for-sale totaled $13.3 million and securities held to maturity totaled $68.0 million at December 31, 2013, which, combined, represented a decrease of $0.8 million or 1.0% as compared to September 30, 2013. The decrease was primarily due to the normal principal repayments on the existing portfolio offset somewhat by the increase in certificates of deposits at other banks.

Loans receivable, net of allowance for loan losses, totaled $696.0 million at December 31, 2013, which represented an increase of $19.5 million or 2.9% compared to September 30, 2013. The increase was primarily due to increases in all loan categories with residential real estate loans having the most growth at $7.4 million.

FHLB stock increased $0.7 million due to stock purchases.

Total deposits, after interest credited, at December 31, 2013 were $648.5 million, which represented a decrease of $2.3 million or 0.4% as compared to September 30, 2013. The decrease was due to decreases in savings, money market, and time deposit accounts offset somewhat by an increase in interest bearing checking and non-interest bearing checking.  The weighted average remaining maturity on our time deposit portfolio is approximately 17 months.

Advances increased $20.1 million or 18.4% as compared to the amount at September 30, 2013. The increase was due to new advances totaling $40.0 million offset by normal principal payments on existing advances and $19.4 million in maturities.

Stockholders’ equity was $91.7 million at December 31, 2013 and $89.1 million at September 30, 2013. The increase was due primarily to net income and stock option exercises less dividend payments of $0.8 million.

COMPARISON OF EARNINGS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Net Income.  The Company had net income of $2.4 million or $1.15 per diluted share for the three months ended December 31, 2013 as compared to net income of $3.1 million or $1.49 per diluted share for the three months ended December 31, 2012.  The first quarter of fiscal year 2013 had included a sale of mortgage loans totaling $46.3 million, generating a one-time after-tax gain of $1.3 million. There was no similar sale during the first quarter of fiscal year 2014. The changes affecting net income for the quarter ended December 31, 2013 are discussed in the following paragraphs by category.

Total Interest Income.  Total interest income decreased approximately $0.1 million or 1.0% for the three months ended December 31, 2013.  The average yield on loans decreased to 5.24% for the three months ended December 31, 2013, from 5.45% for the same period in 2012.  Loan yields have trended downward because of the low interest rate environment.

Total Interest Expense. Total interest expense decreased approximately $0.2 million or 13.6% for the three month period ended December 31, 2013 as compared to the same period in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.40% for the three months ended December 31, 2013 compared to 0.53% for the same period in 2012.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.

Net Interest Income. Net interest income increased approximately $0.2 million or 2.0% for the three month period ended December 31, 2013, as compared to the same period ended December 31, 2012. The increase for the three month period ended December 31, 2013 in net interest income was primarily due to a decrease in rates on interest bearing liabilities.

Provision for Loan Losses.  Management recorded no provision for the first quarter of fiscal year 2014 as compared to a provision of $150 thousand for the first three months of fiscal 2013, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at December 31, 2013 was 1.10% compared to 1.15% at September 30, 2013 and 1.28% at December 31, 2012.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national savings associations for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days loans are past due.  Non-performing loans as a percent of total loans plus real estate owned were 0.48% at December 31, 2013, compared to 0.38% at September 30, 2013 and 1.48% at December 31, 2012.  Non-performing assets at December 31, 2012 had included a $3.8 million commercial credit relationship involving a residential land development in the Baton Rouge market area, the borrower of which filed for protection under Chapter 11 Bankruptcy. This loan represented 37.62% of non-performing assets at December 31, 2012.  This loan has subsequently been paid off.

Non-Interest Income.  Total non-interest income decreased $1.8 million for the three month period ended December 31, 2013 as compared to the same period in 2012.  The decrease from a year ago was attributable to a $2.0 million before tax gain on the sale of $46.3 million in mortgage loans realized during the prior year.  There was no similar sale during the first quarter of fiscal year 2014.

Non-Interest Expense.  Total non-interest expense decreased approximately $0.3 million for the three months ended December 31, 2013, as compared to the same period in 2012.  The decrease was primarily due to decreases in compensation, marketing and professional expenses offset by increases in occupancy expense.

Income Tax Expense. Income tax expense decreased approximately $0.5 million for the three months ended December 31, 2013 as compared to the same period in 2012.  The decrease in tax expense for the three months was due to income before taxes being lower.  The Company’s effective tax rate was 30.39% for the three months ended December 31, 2013 as compared to 33.92% for the comparable 2012 period.

Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from daily average balances.

	Three Months Ended December 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets
Interest-Earning Assets
Securities (1)(7)	$33,726	$242	2.88%	$47,186	$344	2.92%
Loans Receivable (2) (3)(7)	695,696	9,113	5.24%	667,191	9,098	5.45%
Other Interest-Earning Assets (4)	59,806	120	0.80%	64,215	129	0.80%
Total Interest-Earning Assets	789,228	$9,475	4.80%	778,592	$9,571	4.92%
Non-Interest Earning Assets	77,799			72,534
Total Assets	$867,027			$851,126
Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
NOW Accounts	$148,451	$44	0.12%	$128,492	$70	0.22%
Statement & Regular Savings Accounts	200,626	53	0.11%	203,181	167	0.33%
Money Funds Accounts	49,639	8	0.06%	54,445	21	0.15%
Certificates of Deposit	150,046	553	1.47%	141,358	572	1.62%
Total Deposits	548,762	658	0.48%	527,476	830	0.63%
FHLB Advances	113,744	924	3.25%	131,845	1,002	3.04%
Total Interest-Bearing Liabilities	662,506	$1,582	0.96%	659,321	$1,832	1.11%
Non-Interest-Bearing Liabilities	112,454			105,092

Total Liabilities	774,960			764,414
Stockholders’ Equity	92,067			86,713
Total Liabilities and Stockholders’ Equity	$867,027			$851,126
Net Interest Income/Interest Rate Spread (5)		$7,893	3.85%		$7,739	3.81%
Net Interest Margin (6)			4.00%			3.98%
Interest-Earning Assets/
Interest-Bearing Liabilities			119.13%			118.09%

(1)	Includes securities and Federal Home Loan Bank (FHLB) stock.
(2)	Amount is net of deferred loan fees, loan discounts and premiums and loans-in-process and includes non-accruing loans.
(3)	Interest income includes loan fees of approximately $166,000 in 2013 and $148,000 in 2012.
(4)	Amount includes certificates of deposit and other interest-bearing deposits.
(5)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest-earning assets.
(7)	Tax exempt securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

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

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At December 31, 2013 the Bank was in compliance with its regulatory capital requirements as follows:
(000’s)

	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	13.09%	14.49%
Total risk-based capital	8.00%	10.00%	14.34%	15.75%
Leverage Ratio	4.00%	5.00%	9.13%	10.11%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at December 31, 2013.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of December 31, 2013, FHLB borrowed funds totaled $129.1 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $169.1 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit in the amount of $61.3 million provided by two banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the
	Three Months Ended
	December 31
	2013(1)	2012(1)

Return on average assets	1.11%	1.44%
Return on average equity	10.49%	14.17%
Average interest rate spread	3.85%	3.80%
Nonperforming assets to total assets	0.44%	1.20%
Nonperforming loans to total loans	0.48%	1.48%
Average net interest margin	4.00%	3.98%

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At December 31, 2013 the Company was in a slightly liability sensitive position. Generally, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.  Conversely, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.

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

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2013.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock repurchases during the quarter ended December 31, 2013.

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

TECHE HOLDING COMPANY
Date: February 14, 2014	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)