Form 10-Q
period 2014-03-31
TECHE HOLDING CO
filed 2014-05-15
CIK 934538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 30, 2014.

Class	2,110,282
$.01 par value common stock	Outstanding Shares

TECHE HOLDING COMPANY

QUARTERLY REPORT ON FORM 10-Q

TECHE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2014	September 30, 2013*
ASSETS	(unaudited)

Cash and due from banks	$19,754	$18,293
Interest-bearing deposits	10,823	16,039
Securities available-for-sale at fair value (amortized cost of $12,066 and $13,569)	12,726	14,447
Securities held-to-maturity—at amortized cost (estimated fair value of $60,187 and $68,498)	59,527	67,732
Loans receivable—net of allowance for loan losses of $7,562 and $7,868	697,876	676,535
Accrued interest receivable	2,057	2,091
Investment in Federal Home Loan Bank stock, at cost	5,618	5,068
Real estate owned, net	372	741
Prepaid expenses and other assets	4,059	4,394
Goodwill	3,647	3,647
Life insurance contracts	15,429	15,125
Premises and equipment, net	31,853	32,552

TOTAL ASSETS	$863,741	$856,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$654,040	$650,791
Advances from Federal Home Loan Bank	108,634	108,997
Advance payments by borrowers for taxes and insurance	3,236	3,484
Accrued interest payable	310	353
Accounts payable and other liabilities	4,421	3,978

TOTAL LIABILITIES	770,641	767,603

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized; 4,874,447 and 4,813,831 shares issued, 2,109,504 and 2,048,888 outstanding	48	47
Additional paid-in capital	59,846	57,593
Retained earnings	90,154	88,228
Treasury stock, 2,764,943 and 2,764,943 shares - at cost	(57,377)	(57,377)
Accumulated other comprehensive income on available for sale securities	429	570

TOTAL STOCKHOLDERS’ EQUITY	93,100	89,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$863,741	$856,664

See Notes to Unaudited Consolidated Financial Statements.
* derived from audited financial statements

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

INTEREST INCOME
Interest and fees on loans	$9,034	$8,567	$18,147	$17,665
Interest and dividends on investments	230	313	472	657
Other interest income	117	122	237	251
TOTAL INTEREST INCOME	9,381	9,002	18,856	18,573
INTEREST EXPENSE:
Deposits	629	720	1,287	1,550
Advances from Federal Home Loan Bank	876	977	1,800	1,979
TOTAL INTEREST EXPENSE	1,505	1,697	3,087	3,529
NET INTEREST INCOME	7,876	7,305	15,769	15,044

PROVISION FOR LOAN LOSSES	-	250	-	400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,876	7,055	15,769	14,644

NON-INTEREST INCOME:
Service charges and other	3,516	3,716	7,214	7,296
Gain on sale of loans	44	39	118	2,070
Gain on sale of equity securities	-	-	60	-
Other income	210	216	404	417
TOTAL NON-INTEREST INCOME	3,770	3,971	7,796	9,783

NON-INTEREST EXPENSE:
Compensation and employee benefits	4,844	4,916	9,757	9,992
Occupancy expense	1,767	1,663	3,519	3,315
Marketing and professional	1,673	819	2,310	1,736
FDIC premiums and assessments	124	135	235	270
Other operating expenses	1,164	1,172	2,201	2,144
TOTAL NON-INTEREST EXPENSE	9,572	8,705	18,022	17,457

INCOME BEFORE INCOME TAXES	2,074	2,321	5,543	6,970
INCOME TAXES	973	762	2,027	2,339
NET INCOME	$1,101	$1,559	$3,516	$4,631
BASIC EARNINGS PER COMMON SHARE	$0.52	$0.76	$1.69	$2.27
DILUTED EARNINGS PER COMMON SHARE	$0.51	$0.75	$1.65	$2.24

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	For Three Months		For Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013

Net income	$1,101	$1,559	$3,516	$4,631
Reclassification of realized (gains) losses	-	-	(60)	-
Tax effect	-	-	21	-
Unrealized gains (losses)	(19)	(57)	(158)	(212)
Tax effect	(9)	(20)	(56)	(74)
Comprehensive income	$1,091	$1,522	$3,375	$4,493

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Six Months
	Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,516	$4,631
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount and amortization of premium on investments and mortgage-backed securities	5	19
Provision for loan losses	-	400
Provision for loss on real estate owned	-	36
(Gain)/Loss on sale of OREO	(4)	34
Gain on securities	(60)	-
Gain on sale of loans	(118)	(2,070)
Depreciation	897	793
Excess tax benefits from share-based payment arrangements	-	(61)
Change in accounts payable and other liabilities	443	(1,888)
Change in life insurance contracts	(304)	(305)
Amortization of intangible assets	2	4
Change in prepaid expenses and other assets	333	(447)
Change in accrued interest receivable	34	259
Change in accrued interest payable	(43)	(21)
Stock-based compensation	339	65
Other items– net	138	(14)
Net cash provided by operating activities	5,178	1,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of mortgage-backed securities available for sale	1,590	3,001
Principal repayments of securities held to maturity	13,586	9,118
Purchase of securities held to maturity	(5,390)	(17,477)
Purchase of securities available for sale & equity securities	-	(100)
Proceeds from sale of investment securities available for sale	195	-
Net loan originations	(26,780)	(20,120)
Purchase of loans	(298)	-
Proceeds from sale of loans	5,473	51,635
(Purchases) redemption of FHLB Stock	(550)	1,535
Proceeds from sale of OREO	519	638
Purchase of premises and equipment	(198)	(2,573)
Net cash (used) provided by investing activities	(11,853)	25,657

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,249	42,733
Net (decrease) in FHLB advances	(363)	(34,848)
Net (decrease) in advance payments by borrowers for taxes and insurance	(248)	(699)
Dividends paid	(1,590)	(1,493)
Excess tax benefits from share-based payment arrangements	-	61
Proceeds from exercise of stock options	1,872	784
Purchase of common stock for treasury	-	(887)
Net cash provided by financing activities	2,920	5,651

NET INCREASE IN CASH	(3,755)	32,743
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,332	37,300
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,577	$70,043

Supplemental schedule of noncash investing activities:
Accumulated other comprehensive income, net of income taxes	$(141)	$(138)
Transfer from loans to real estate owned	356	940
Loans originated to finance sale of real estate owned	210	106

See Notes to Unaudited Consolidated Financial Statements.

TECHE HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of March 31, 2014 and September 30, 2013 and for the three and six months ended March 31, 2014 and 2013, include the accounts of Teche Holding Company (the “Company”) and its subsidiary, Teche Federal Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

NOTE 3 - INCOME PER SHARE

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.

Following is a summary of the information used in the computation of basic and diluted income per common share for the three and six months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted average number of common shares outstanding - used in computation of basic income per common share	2,103	2,038	2,081	2,039
Effect of dilutive securities:
Stock options and grants	71	28	55	26
Weighted average number of common shares outstanding plus effect of dilutive securities - used in computation of diluted net income per common share	2,174	2,066	2,136	2,065

For the three and six months ended March 31, 2014 and 2013, net income for determining diluted earnings per share was equivalent to net income. Options to purchase shares that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) amounted to 0 and 72,220 for the three and six months ended March 31, 2014 and 2013, respectively.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of unrealized holding gains and losses on investments classified as available for sale, net of income taxes.  For the six months ended March 31, 2014, there was a $39,000, net of tax, reclassification out of accumulated other comprehensive income for realized gains on the sale of investments.  The reclassification out of accumulated other comprehensive income was reported within non-interest income on the Unaudited Consolidated Statements of Income.  There were no reclassifications out of accumulated other comprehensive income for the three and six months ended March 31, 2013.

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

The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three and six months ended March 31, 2014, there were no transfers between levels.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310-10-35. The fair value of impaired loans is estimated using one of several methods, including the collateral value if the impaired loan is collateral-dependent, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal or through an internal review process.  Other methods used to determine fair value are enterprise value, liquidation value and discounted cash flows.  The fair value of impaired loans that are not collateral-dependent would require a measure using a discounted cash flow analysis considered to be a Level 3 input.  Fair value is re-assessed at least quarterly, or more frequently when circumstances occur that indicate a change in fair value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The following tables present the fair value measurements of financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2014 and September 30, 2013, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

		Fair Value Measurements using:
	Fair Value At March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,317	$-	$1,317	$-
Federal Home Loan Mortgage Corp.	1,142	-	1,142	-
Federal National Mortgage Assoc.	8,718	-	8,718	-
	11,177	-	11,177	-

CMOs:
Government National Mortgage Assoc.	1,126	-	1,126	-
Marketable equity securities	423	423	-	-
Total recurring	$12,726	$423	$12,303	$-

Assets valued on a non-recurring basis:
Impaired loans	1,309	-	-	1,309
Other real estate owned	372	-	-	372
Total non-recurring	$1,681	$-	$-	$1,681

	Fair Value At September	Fair Value Hierarchy
	30, 2013	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis:
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,435	$-	$1,435	$-
Federal Home Loan Mortgage Corp.	1,463	-	1,463	-
Federal National Mortgage Assoc.	9,692	-	9,692	-
	12,590	-	12,590	-

CMOs:
Government National Mortgage Assoc.	1,296	-	1,296	-
Marketable equity securities	561	561	-	-
Total recurring	$14,447	$561	$13,886	$-

Assets valued on a non-recurring basis:
Impaired loans	1,333	-	-	1,333
Other real estate owned	741	-	-	741
Total non-recurring	$2,074	$-	$-	$2,074

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
March 31, 2014:
Impaired Loans	$1,309	Discounted expected cash flows	Interest rate and Repayment term	Weighted average discount rate 6.59% Maturity range 60-72 months

Other real estate owned	$372	Property appraisals	Management discount for property type and recent market volatility	0%-34% discount

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
(In thousands)
September 30, 2013:
Impaired Loans	$1,333	Discounted expected cash flows	Interest rate and Repayment term	Weighted average discount rate 6.59%
				Maturity range 60-72 months

Other real estate owned	$741	Property appraisals	Management discount for property type and recent market volatility	10%-33% discount

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

Investment Securities – See the discussion elsewhere in this Note 5 on the valuation of the fair value of investment securities.  Investment securities’ fair value equal quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Federal Home Loan Bank Stock - Federal Home Loan Bank (FHLB) stock is recorded at cost and is periodically reviewed for impairment. No ready market exists for the FHLB stock.  It has no quoted market value and is carried at cost.  Cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at March 31, 2014. The FHLB of Dallas is still redeeming stock.

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

Commitments - The fair value of commitments to extend credit was not significant.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2014 and September 30, 2013:

			Fair Value Measurements at March 31, 2014
	Carrying	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands) Financial assets:
Cash and cash equivalents	$30,577	$30,577	$30,577	$-	$-
Investment securities	72,253	72,913	423	72,490	-
FHLB stock	5,618	5,618	-	5,618	-
Accrued interest receivable	2,057	2,057	-	2,057	-
Life Insurance contracts	15,429	15,429	-	15,429	-
Loans receivable, net	697,876	698,974	-	-	698,974

Financial liabilities:
Deposits	654,040	654,584	110,964	543,620	-
Advance from Federal Home Loan Bank	108,634	113,356	-	113,356	-
Accrued interest payable	310	310	-	310	-

			Fair Value Measurements at September 30, 2013
	Carrying	Estimated Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands) Financial assets:
Cash and cash equivalents	$34,332	$34,332	$34,332	$-	$-
Investment securities	82,179	82,945	561	82,384	-
FHLB stock	5,068	5,068	-	5,068	-
Accrued interest receivable	2,091	2,091	-	2,091	-
Life Insurance contracts	15,125	15,125	-	15,125	-
Loans receivable, net	676,535	680,901	-	-	680,901

Financial liabilities:
Deposits	650,791	652,019	100,822	551,197	-
Advance from Federal Home Loan Bank	108,997	113,774	-	113,774	-
Accrued interest payable	353	353	-	353	-

NOTE 6 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	March 31, 2014
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,268	$49	$-	$1,317
Federal Home Loan Mortgage Corp.	1,087	55	-	1,142
Federal National Mortgage Assoc.	8,362	356	-	8,718
	10,717	460	-	11,177

CMOs:
Government National Mortgage Assoc.	1,050	76	-	1,126
Marketable equity securities	299	124	-	423
Total	$12,066	$660	$-	$12,726

	September 30, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Mortgage-backed securities:
Government National Mortgage Assoc.	$1,383	$52	$-	$1,435
Federal Home Loan Mortgage Corp.	1,405	58	-	1,463
Federal National Mortgage Assoc.	9,231	461	-	9,692
	12,019	571	-	12,590

CMOs:
Government National Mortgage Assoc.	1,175	121	-	1,296
Marketable equity securities	375	186	-	561
Total	$13,569	$878	$-	$14,447

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	March 31, 2014
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$46,453	$-	$-	$46,453
Mortgage-backed securities:
Federal National Mortgage Assoc.	10,459	486	-	10,945
Federal Home Loan Mortgage Corp.	2,133	147	-	2,280
CMOs:
Federal Home Loan Mortgage Corp.	41	1	-	42
Federal National Mortgage Assoc.	441	26	-	467
Total	$59,527	$660	$-	$60,187

	September 30, 2013
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost
(In thousands)
Investment securities:
Time deposits other banks	$52,995	$-	$-	$52,995
Mortgage-backed securities:
Federal National Mortgage Assoc.	11,650	578	(1)	12,227
Federal Home Loan Mortgage Corp.	2,528	155	-	2,683
CMOs:
Federal Home Loan Mortgage Corp.	43	1	-	44
Federal National Mortgage Assoc.	516	33	-	549
Total	$67,732	$767	$(1)	$68,498

The Company had 298 investments at March 31, 2014, none of which had unrealized losses.

Details concerning securities with unrealized losses as of September 30, 2013 are as follows:

	Security with losses under 12 months		Securities with losses over 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-Maturity
Mortgaged-backed securities:
Federal National Mortgage Association	$-	$-	$110	$(1)	$110	$(1)
Total	$-	$-	$110	$(1)	$110	$(1)

The Company had 330 investments at September 30, 2013 of which one had immaterial unrealized losses.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2014, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$-	$-
Due after one year but within five years	-	-
Total	-	-

Mortgage-backed securities	11,767	12,303
Equity securities	299	423
Total	$12,066	$12,726

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2014, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due within one year	$25,305	$25,305
Due after one year but within five years	21,148	21,148
Total	46,453	46,453

Mortgage-backed securities	13,074	13,734
Total	$59,527	$60,187

There were no other than temporary impairment losses in the equity securities portfolio for the six months ended March 31, 2014 or the six months ended March 31, 2013.  Management will continue to monitor the equity securities portfolio and make an impairment adjustment if deemed necessary based upon the prospects for recovery and the duration and severity of any future unrealized losses.

NOTE 7 - LOANS

Loans Receivable

Loans receivable are summarized as follows:

	At Mar 31 '14	% Total	At Sept 30 '13	% Total
(In thousands)
Commercial real estate loans	$138,871	19.6%	$133,649	19.4%
Commercial non-real estate loans	33,458	4.7%	30,685	4.5%
Commercial-construction loans	9,392	1.3%	8,593	1.3%
Commercial-land	10,171	1.5%	10,349	1.5%
Residential-construction loans	6,932	1.0%	5,112	0.7%
Residential-real estate loans	416,915	58.9%	409,693	59.7%
Consumer-Mobile home loans	46,594	6.6%	43,198	6.3%
Consumer-other	45,136	6.4%	45,171	6.6%
Total Loans	707,469	100.00%	686,450	100.00%
Less:
Allowance for loan losses	7,562		7,868
Deferred loan fees	2,031		2,047
Total Net Loans	$697,876		$676,535

Residential real estate loans increased $7.2 million between September 30, 2013 and March 31, 2014 due to increased loan originations.  Commercial real estate loans increased $5.2 million due to increased loan originations.  At March 31, 2014 approximately $306.0 million of loans receivable were pledged as collateral securing advances from the FHLB.

CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in 000’s)	2014	2013	2014	2013
Beginning ALLL	$7,709	$8,234	$7,868	$8,559
Provision for Loan Losses	-	250	-	400
Net Charge-offs	(147)	(349)	(306)	(824)
Ending ALLL	$7,562	$8,135	$7,562	$8,135

The amount of nonaccrual loans at March 31, 2014 and September 30, 2013 was $3.2 million and $2.4 million, respectively.  The Company had total impaired loans of approximately $7.3 million and $7.6 million at March 31, 2014 and September 30, 2013, respectively. Specific reserves allocated to impaired loans totaled $138,000 at both March 31, 2014 and September 30, 2013.

Allowance for Loan Losses and Recorded Investment in Loans as of March 31, 2014 and September 30, 2013 and for the three and six months ended March 31, 2014 and March 31, 2013.

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

The table below provides an allocation of the allowance for possible loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	Quarter Ended March 31, 2014
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:
Beginning Balance	$1,959	$141	$398	$80	$3,863	$268	$527	$473	$7,709
Charge-offs	-	-	-	-	106	-	50	27	183
Recoveries	-	-	-	-	24	-	2	10	36
Provision	-	-	-	-	-	-	-	-	-
Ending balance	$1,959	$141	$398	$80	$3,781	$268	$479	$456	$7,562

	Quarter Ended March 31, 2013
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Beginning Balance	$2,045	$141	$368	$80	$4,171	$265	$586	$578	$8,234
Charge-offs	-	-	21	-	206	-	131	24	382
Recoveries	15	-	-	-	8	-	8	2	33
Provision	-	-	52	-	83	-	115	-	250
Ending balance	$2,060	$141	$399	$80	$4,056	$265	$578	$556	$8,135

	Six Months Ended March 31, 2014
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Beginning Balance	$1,959	$141	$398	$80	$3,931	$268	$560	$531	$7,868
Charge-offs	-	-	-	-	178	-	87	86	351
Recoveries	-	-	-	-	28	-	6	11	45
Provision	-	-	-	-	-	-	-	-	-
Ending balance	$1,959	$141	$398	$80	$3,781	$268	$479	$456	$7,562

	Six Months Ended March 31, 2013
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Beginning Balance	$2,045	$141	$437	$80	$4,390	$265	$609	$592	$8,559
Charge-offs	-	-	141	-	506	-	188	39	874
Recoveries	15	-	-	-	22	-	10	3	50
Provision	-	-	103	-	150	-	147	-	400
Ending balance	$2,060	$141	$399	$80	$4,056	$265	$578	$556	$8,135

	As of March 31, 2014
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$138	$-	$-	$-	$-	$-	$-	$-	$138

Collectively evaluated for impairment	$1,821	$141	$398	$80	$3,781	$268	$479	$456	$7,424

Loans: Ending Balance Collectively evaluated for impairment	$133,503	$9,392	$10,171	$6,932	$416,387	$32,089	$46,594	$45,136	$700,204

Ending Balance individually evaluated for impairment	$5,368	$-	$-	$-	$528	$1,369	$-	$-	$7,265

	As of September 30, 2013
	Real Estate
(In thousands)	Commercial-real estate	Commercial-construction	Commercial-Land	Residential-construction	Residential-real estate	Commercial-non real estate	Consumer-Mobile Homes	Consumer-Other	Total
Allowance for loan losses:

Ending balance allocation:
Individually evaluated for impairment	$138	$-	$-	$-	$-	$-	$-	$-	$138

Collectively evaluated for impairment	$1,821	$141	$398	$80	$3,931	$268	$560	$531	$7,730

Loans: Ending Balance Collectively evaluated for impairment	$128,091	$8,593	$10,349	$5,112	$409,096	$29,283	$43,198	$45,171	$678,893

Ending Balance individually evaluated for impairment	$5,558	$-	$-	$-	$597	$1,402	$-	$-	$7,557

Credit Quality Indicators
As of March 31, 2014

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

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at March 31, 2014

(In thousands)	Commercial-Land	Commercial- Construction	Commercial-Non-Real Estate	Commercial-Real Estate	Total	% Total

Prime	$-	$-	$2,641	$-	$2,641	1.4%
Excellent	-	-	15	4	19	0.0
Average	752	-	610	3,470	4,832	2.5
Satisfactory	8,675	9,037	28,434	116,668	162,814	84.9
Watch	744	-	389	11,782	12,915	6.7
Special Mention	-	355	-	3,759	4,114	2.1
Substandard	-	-	1,369	3,188	4,557	2.4
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$10,171	$9,392	$33,458	$138,871	$191,892	100.00%

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade at September 30, 2013

(In thousands)	Commercial-Land	Commercial- Construction	Commercial-Non-Real Estate	Commercial-Real Estate	Total	% Total

Prime	$-	$-	$3,074	$-	$3,074	1.7%
Excellent	-	-	16	9	25	0.0
Average	624	-	638	3,851	5,113	2.8
Satisfactory	9,119	8,233	25,213	110,415	152,980	83.4
Watch	606	-	342	12,478	13,426	7.3
Special Mention	-	360	-	1,781	2,141	1.2
Substandard	-	-	1,402	5,115	6,517	3.6
Doubtful	-	-	-	-	-	0.0
Loss	-	-	-	-	-	0.0
Total	$10,349	$8,593	$30,685	$133,649	$183,276	100.0%

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at March 31, 2014

	Residential- Real Estate Construction	Residential- Real Estate	Total
(In thousands)
Grade:
Pass	$6,932	$411,807	$418,739
Special Mention	-	808	808
Substandard	-	4,300	4,300
Loss	-	-	-
Total	$6,932	$416,915	$423,847

Consumer Credit Exposure Credit Risk Profile
By Creditworthiness Category at September 30, 2013

	Residential- Real Estate Construction	Residential- Real Estate	Total
(In thousands)
Grade:
Pass	$5,112	$405,863	$410,975
Special Mention	-	316	316
Substandard	-	3,514	3,514
Loss	-	-	-
Total	$5,112	$409,693	$414,805

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at March 31, 2014

	Consumer- Mobile Homes	Consumer- Other Loans	Total
(In thousands)
Performing	$46,287	$45,051	$91,338
Nonperforming	307	85	392
Total	$46,594	$45,136	$91,730

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity at September 30, 2013

	Consumer- Mobile Homes	Consumer- Other Loans	Total
(In thousands)
Performing	$42,952	$44,905	$87,857
Nonperforming	246	266	512
Total	$43,198	$45,171	$88,369

Age Analysis of Past Due Loans
As of March 31, 2014

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
(In thousands)
Commercial real estate loans	$1,145	$-	$1,145	$137,726	$138,871	$-
Commercial non-real estate loans	19	10	29	33,429	33,458	-
Commercial-construction loans	-	-	-	9,392	9,392	-
Commercial-land	-	-	-	10,171	10,171	-
Residential-construction loans	172	-	172	6,760	6,932	-
Residential-real estate loans	3,215	2,665	5,880	411,035	416,915	177
Consumer-Mobile home loans	600	307	907	45,687	46,594	-
Consumer-other	347	90	437	44,699	45,136	-
Total	$5,498	$3,072	$8,570	$698,899	$707,469	$177

Age Analysis of Past Due Loans
As of September 30, 2013

	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
(In thousands)
Commercial real estate loans	$783	$-	$783	$132,866	$133,649	$-
Commercial non-real estate loans	50	-	50	30,635	30,685	-
Commercial-construction loans	-	-	-	8,593	8,593	-
Commercial-land	-	-	-	10,349	10,349	-
Residential-construction loans	-	-	-	5,112	5,112	-
Residential-real estate loans	5,582	1,678	7,260	402,433	409,693	353
Consumer-Mobile home loans	1,073	246	1,319	41,879	43,198	-
Consumer-other	262	206	468	44,703	45,171	-
Total	$7,750	$2,130	$9,880	$676,570	$686,450	$353

Impaired Loans
As of and for the six months ended March 31, 2014

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate loans	$4,411	$4,411	$-	$4,471	$123
Commercial non-real estate	1,369	1,369	-	1,381	39
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	528	643	-	530	17
Subtotal:	6,308	6,423	-	6,382	179
With an allowance recorded:
Commercial real estate loans	957	957	138	970	16
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	957	957	138	970	16
Totals:
Commercial	6,737	6,737	138	6,822	178
Residential	528	643	-	530	17
Total	$7,265	$7,380	$138	$7,352	$195

Impaired Loans
As of and for the year ended September 30, 2013

				Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With no related allowance recorded:
Commercial real estate loans	$4,580	$4,639	$-	$3,872	$190
Commercial non-real estate	1,402	1,402	-	791	53
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	2,069	-
Residential-real estate loans	597	873	-	584	34
Subtotal:	6,579	6,914	-	7,316	277
With an allowance recorded:
Commercial real estate loans	978	979	138	722	33
Commercial non-real estate	-	-	-	-	-
Commercial-construction loans	-	-	-	-	-
Commercial-land	-	-	-	-	-
Residential-real estate loans	-	-	-	-	-
Subtotal:	978	979	138	722	33
Totals:
Commercial	6,960	7,020	138	7,454	276
Residential	597	873	-	584	34
Total	$7,557	$7,893	$138	$8,038	$310

Troubled debt restructured loans (“TDRs”) which are included in the impaired loan totals, were $3.1 million with all still accruing at March 31, 2014 and $3.2 million with all still accruing at September 30, 2013. The Company has not committed to lend additional funds to the customers with outstanding loans that are classified as a TDR. As of September 30, 2013, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Modifications
As of March 31, 2014

There were no new troubled debt restructurings during  the six month period ended March 31, 2014.

As of March 31, 2014, no loans that were modified as TDRs within the previous twelve months defaulted after their restructure.

Modifications
As of March 31, 2013

There were no new TDRs during the six month period ended March 31, 2013.

As of March 31, 2013, no loans that were modified as TDRs within the previous twelve months defaulted after their restructure.

Loans on Nonaccrual Status
At March 31, 2014 and September 30, 2013

(in thousands)	March 31, 2014	September 30, 2013

Commercial real estate loans	$-	$-
Commercial non-real estate loans	10	-
Commercial-construction loans	-	-
Commercial-land	-	-
Residential-construction loans	-	-
Residential-real estate loans	2,767	1,973
Consumer-Mobile home loans	308	246
Consumer-other	90	206
Total	$3,175	$2,425

Nonaccrual loans at March 31, 2014 increased by $0.8 million primarily due to the increase in delinquent residential-real estate loans.

NOTE 8 - Merger with IBERIABANK Corporation

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

COMPARISON OF FINANCIAL CONDITION

The Company’s total assets at March 31, 2014 amounted to $863.7 million, an increase of $7.0 million or 0.8% as compared to $856.7 million at September 30, 2013. The increase was primarily due to increases in commercial, consumer, and mortgage loans offset somewhat by decreases in cash balances and security balances.

Securities available-for-sale totaled $12.7 million and securities held to maturity totaled $59.5 million at March 31, 2014, which, combined, represented a decrease of $9.9 million or 12.1% as compared to September 30, 2013. The decrease was primarily due to a decrease in certificates of deposits at other banks and the normal principal repayments on the existing portfolio.

Loans receivable, net of allowance for loan losses, totaled $697.9 million at March 31, 2014, which represented an increase of $21.3 million or 3.2% compared to September 30, 2013. The increase was primarily due to increases in all loan categories with residential real estate loans having the most growth at $6.5 million.

FHLB stock increased $0.6 million due to stock purchases.

Total deposits, after interest credited, at March 31, 2014 were $654.0 million, which represented an increase of $3.2 million or 0.5% as compared to September 30, 2013. The increase was due to an increase in interest bearing checking, non-interest bearing checking, and savings offset by decreases in money market and time deposit accounts.  The weighted average remaining maturity on our time deposit portfolio is approximately 17 months.

Advances decreased $0.4 million or 0.3% as compared to the amount at September 30, 2013. The decrease was due to normal principal payments on existing advances.

Stockholders’ equity was $93.1 million at March 31, 2014 and $89.1 million at September 30, 2013. The increase was due primarily to net income and stock option exercises less dividend payments of $1.6 million.

COMPARISON OF EARNINGS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

Net Income. The Company had net income of $1.1 million or $0.51 per diluted share, and $3.5 million or $1.65 per diluted share, for the three and six months ended March 31, 2014, respectively as compared to net income of $1.6 million or $0.75 per diluted share, and $4.6 million or $2.24 per diluted share, for the three and six month periods ended March 31, 2013, respectively. The changes affecting net income are discussed in the following paragraphs by category.

Total Interest Income. Total interest income increased $0.4 million or 4.2% and increased $0.3 million or 1.5% for the three and six months ended March 31, 2014, respectively, as compared to the same periods ended March 31, 2013.  The average yield on loans decreased to 5.13% and 5.19%, respectively, for the three and six months ended March 31, 2014, from 5.34% and 5.40%, respectively, for the same periods in 2013.  Loan yields have trended downward because of the low interest rate environment.

Total Interest Expense. Total interest expense decreased $0.2 million or 11.3% and $0.4 million or 12.5%, for the three and six-month periods ended March 31, 2014, respectively as compared to the same periods in the prior fiscal year.  The decrease was due mainly to the average cost of deposits decreasing to 0.46% and 0.47% for the three and six months ended March 31, 2014, respectively, compared to 0.53% and 0.58%, for the same periods in 2013, respectively.  Interest rates have steadily decreased affecting the Bank’s pricing of deposits.

Net Interest Income. Net interest income increased $0.6 million or 7.8% and $0.7 million or 4.8% for the three and six-month periods ended March 31, 2014, respectively as compared to the same periods ended March 31, 2013. The increase in net interest income was primarily due to a decrease in rates on interest bearing liabilities and FHLB borrowings.

Provision for Loan Losses.  Management recorded no provision for the fiscal year to date as compared to a provision of $400 thousand for the first half of fiscal 2013, due primarily to management’s assessment of the loan portfolio for probable losses.  The ratio of the allowance for loan losses to total loans at March 31, 2014 was 1.07% compared to 1.15% at September 30, 2013 and 1.26% at March 31, 2013.

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

Management’s judgment as to the level of the allowance for loan losses involves the consideration of current economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, known and inherent risks in the loan portfolio and the present level of the allowance, results of examination of the loan portfolio by regulatory agencies and management’s internal review of the loan portfolio.  In determining the collectability of impaired loans, management also considers the fair value of any underlying collateral.  In addition, management considers changes in loan concentrations, the level of and trends in non-performing loans during the period, the Bank’s historical loss experience and historical charge-off percentages for state and national banks for similar types of loans in determining the appropriate amount of the allowance for loan losses.  Because certain types of loans have higher credit risk, greater concentrations of such loans may result in an increase to the allowance.  For this reason, management segregates the loan portfolio by type of loan and number of days past due.  Non-performing loans as a percent of total loans plus real estate owned were 0.47% at March 31, 2014, compared to 0.38% at September 30, 2013 and 0.81% at March 31, 2013.

Non-Interest Income.  Total non-interest income decreased $0.2 million and $2.0 million for the three and six month periods ended March 31, 2014, respectively as compared to the same periods in 2013.  The decrease from a year ago was attributable to a $2.0 million before tax gain on the sale of $46.3 million in mortgage loans realized during the prior year.  There was no similar sale during the first six months of fiscal year 2014.

Non-Interest Expense.  Total non-interest expense increased $0.9 million and $0.6 million, respectively, during the three and six months ended March 31, 2014, as compared to the same periods in 2013.  The increases were due to additional occupancy, legal and marketing expenses.

Income Tax Expense. Income tax expense increased by $0.2 million for the three months and decreased by $0.3 million for the six months ended March 31, 2014, respectively as compared to the same periods in 2013. The income tax expense increased for the three month period due to the non-deductible legal expense related to the IBERIABANK merger.  The decrease in tax expense for the six month period was due to income before taxes being lower.  The Company’s effective tax rate was 46.91% and 36.57% for the three and six months ended March 31, 2014 respectively as compared to 32.82% and 33.56% for the comparable 2013 periods.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Assets
Interest-Earning Assets
Securities (1)(7)	$32,319	$230	2.85%	$42,465	$313	2.95%
Loans Receivable (2) (3)(7)	704,196	9,034	5.13%	641,192	8,567	5.34%
Other Interest-Earning Assets (4)	59,288	117	0.79%	88,591	122	0.55%
Total Interest-Earning Assets	795,803	$9,381	4.72%	772,248	$9,002	4.66%
Non-Interest Earning Assets	79,039			75,367
Total Assets	$874,842			$847,615
Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
NOW Accounts	$154,230	$45	0.12%	$138,875	$63	0.18%
Statement & Regular Savings Accounts	201,368	51	0.10%	207,972	118	0.23%
Money Funds Accounts	45,674	5	0.04%	52,370	14	0.11%
Certificates of Deposit	145,090	528	1.46%	139,672	525	1.50%
Total Deposits	546,362	629	0.46%	538,889	720	0.53%
FHLB Advances	120,715	876	2.90%	114,063	977	3.43%
Total Interest-Bearing Liabilities	667,077	$1,505	0.90%	652,952	$1,697	1.04%
Non-Interest-Bearing Liabilities	113,478			107,981

Total Liabilities	780,555			760,933
Stockholders’ Equity	94,287			86,682
Total Liabilities and Stockholders’ Equity	$874,842			$847,615
Net Interest Income/Interest Rate Spread (5)		$7,876	3.81%		$7,305	3.62%
Net Interest Margin (6)			3.96%			3.78%
Interest-Earning Assets/
Interest-Bearing Liabilities			119.30%			118.27%

	Six Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Cost	Aveage Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Assets
Interest-Earning Assets
Securities (1)(7)	$33,031	$472	2.86%	$44,852	$657	2.93%
Loans Receivable (2) (3)(7)	699,899	18,147	5.19%	654,336	17,665	5.40%
Other Interest-Earning Assets (4)	59,852	237	0.79%	76,270	251	0.66%
Total Interest-Earning Assets	792,782	$18,856	4.76%	775,458	$18,573	4.79%
Non-Interest Earning Assets	78,100			73,926
Total Assets	$870,882			$849,384
Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
NOW Accounts	$151,309	$89	0.12%	$133,627	$133	0.20%
Statement & Regular Savings Accounts	200,993	104	0.10%	205,550	286	0.28%
Money Funds Accounts	47,675	13	0.05%	53,416	34	0.13%
Certificates of Deposit	147,596	1,081	1.46%	140,524	1,097	1.56%
Total Deposits	547,573	1,287	0.47%	533,117	1,550	0.58%
FHLB Advances	117,191	1,800	3.07%	123,052	1,979	3.22%
Total Interest-Bearing Liabilities	664,764	$3,087	0.93%	656,169	$3,529	1.08%
Non-Interest-Bearing Liabilities	112,963			106,521

Total Liabilities	777,727			762,690
Stockholders’ Equity	93,155			86,694
Total Liabilities and Stockholders’ Equity	$870,882			$849,384
Net Interest Income/Interest Rate Spread (5)		$15,769	3.83%		$15,044	3.71%
Net Interest Margin (6)			3.98%			3.88%
Interest-Earning Assets/
Interest-Bearing Liabilities			119.26%			118.18%

(1)	Includes securities and Federal Home Loan Bank (FHLB) stock.
(2)	Amount is net of deferred loan fees, loan discounts and premiums and loans-in-process and includes non-accruing loans.
(3)	Interest income includes loan fees of approximately $331,000 in 2014 and $314,000 in 2013.
(4)	Amount includes certificates of deposit and other interest-bearing deposits.
(5)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest-earning assets.
(7)	Tax exempt securities and loans are shown at their contractual yields and are not shown at a tax equivalent yield.

LIQUIDITY AND CAPITAL RESOURCES

Risk-based capital regulations adopted by the Board of Governors of the FRB and the FDIC require bank holding companies and banks, respectively, to achieve and maintain specified ratios of capital to risk-weighted assets.  The risk-based capital rules are designed to measure Tier 1 Capital and Total Capital in relation to the credit risk of both on –and off-balance sheet items.  Under the guidelines, one of four risk weights is applied to the different on-balance sheet items.  Off-balance sheet items, such as loan commitments, are also subject to risk-weighting after conversion to balance sheet equivalent amounts.  All bank holding companies and banks must maintain a minimum total capital to total risk-weighted assets ratio of 8.00%, at least half of which must be in the form of core, Tier 1, capital (consisting of common equity, retained earnings, and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income).  These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.  At March 31, 2014, the Company was in compliance with all of these requirements.

Under current Office of Financial Institutions regulations, the Bank is required to maintain certain levels of capital.  At March 31, 2014 the Bank was in compliance with its regulatory capital requirements as follows:

(000’s)
	Required Minimum Ratio	Required to be Well Capitalized	Bank	Company

Tier 1 risk-based capital	4.00%	6.00%	13.50%	14.77%
Total risk-based capital	8.00%	10.00%	14.75%	16.02%
Leverage Ratio	4.00%	5.00%	9.30%	10.18%

For the Bank to be well capitalized under current risk-based capital standards, it is required to have Tier I capital of at least 6% and total risk-based capital of 10%.  Based on these standards, the Bank is categorized as well capitalized at March 31, 2014.  Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank’s liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments on loan and mortgage-backed securities, and advances from the FHLB.  As of March 31, 2014, FHLB borrowed funds totaled $108.6 million.  FHLB advances are collateralized by a blanket-floating lien on the Company’s residential real estate first mortgage loans.  Additional borrowing capacity of approximately $197.4 million is available from the FHLB based on current collateral levels.  The Bank, if the need arises, may also access a line of credit in the amount of $62.3 million provided by two banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Loan repayments, maturing investments and mortgage-backed securities prepayments are greatly influenced by general interest rates and economic conditions.

The Bank is required to maintain sufficient liquidity for its safe and sound operation. The Bank believes that it maintains sufficient liquidity to operate the Bank in a safe and sound manner.

ADDITIONAL KEY RATIOS

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014(1)	2013(1)	2014(1)	2013(1)

Return on average assets	0.50%	0.75%	0.81%	1.09%
Return on average equity	4.67%	7.19%	7.55%	10.68%
Average interest rate spread	3.81%	3.62%	3.83%	3.71%
Nonperforming assets to total assets	0.43%	0.68%	0.43%	0.68%
Nonperforming loans to total loans	0.47%	0.81%	0.47%	0.81%
Average net interest margin	3.96%	3.78%	3.98%	3.88%

(1)	Annualized where appropriate.

INTEREST RATE SENSITIVITY

At March 31, 2014 the Company was in a slightly liability sensitive position.  Generally, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and will enhance earnings in a falling interest rate environment.  Conversely, an asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 3, 2014, a putative shareholder class action lawsuit captioned John Solak v. Teche Holding Company, IBERIABANK Corporation, et al., Case No. 123884, was filed in the 16th Judicial District Court for the Parish of Iberia of the State of Louisiana against IBERIABANK Corporation, Teche and members of Teche’s board of directors. That suit subsequently was amended to assert, among other things, that the Teche directors breached their fiduciary duties and/or violated Louisiana state law and that IBERIABANK Corporation and Teche conspired with the directors in those alleged breaches of fiduciary duty.

All defendants filed exceptions to the suit seeking dismissal. Teche and IBERIABANK Corporation filed exceptions of no cause of action and no right of action. The directors filed an exception of no right of action. On April 15, 2014, the district court ruled in favor of defendants, finding that plaintiff had no individual right of action and dismissing all claims against Teche and IBERIABANK Corporation. The court granted plaintiff seven days within which he could amend the suit to state a derivative claim and on April 22, 2014 the plaintiff filed an amended complaint against the individual directors of Teche and naming Teche as a nominal defendant.  The plaintiff seeks to enjoin the merger. Teche and the individual directors intend to vigorously defend against the lawsuit.

With the exception of this matter, neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2014.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock repurchases during the quarter ended March 31, 2014.

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

TECHE HOLDING COMPANY
Date: May 15, 2014	By:	/s/ Patrick O. Little
Patrick O. Little President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ J. L. Chauvin
J. L. Chauvin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)